Form 10-Q
period 1996-06-30
VIEWLOGIC SYSTEMS INC /DE/
filed 1996-08-13
CIK 880594

- ------------------------------------------------------------

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER
       June 30, 1996                         0-19730

- ------------------------------------------------------------

                   VIEWLOGIC SYSTEMS, INC.
   (Exact name of registrant as specified in its charter)

          DELAWARE                           04-2830649
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)

     293 BOSTON POST ROAD WEST
     MARLBORO, MASSACHUSETTS                  01752-4615
(Address of principal executive offices)      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 480-0881


- ------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      X                  NO
         ------------               ------------

     The number of shares outstanding of each of the issuer's classes of common stock, as of:

     DATE                  CLASS                OUTSTANDING SHARES
July 31, 1996    Common stock, $.01 par value      16,634,608

                   VIEWLOGIC SYSTEMS, INC.

                          FORM 10-Q

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                      TABLE OF CONTENTS


                                                             PAGE
                                                             ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Income          3
          for the Quarter and Six Months Ended June 30,
          1996 and 1995

          Condensed Consolidated Balance Sheets as of          4
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of Cash            5
          Flows for the Six Months Ended June 30,
          1996 and 1995

          Notes to Condensed Consolidated Financial            6
          Statements

ITEM 2.   Management's Discussion and Analysis of              8
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                   13

ITEM 4.   Submission of Matters to a Vote of                  14
          Security Holders

ITEM 6.   Exhibits and Reports on Form 8-K                    14

          Signatures                                          15

                                  2

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                (unaudited)

                                    Quarter Ended        Six Months Ended
                                       June 30,              June 30,
                                    1996      1995         1996      1995
                                    ----      ----         ----      ----
Revenue:
   Software                       $20,116   $17,829      $37,566   $34,590
   Services and other              12,371    11,241       23,733    20,736
                                  -------   -------      -------   -------
      Total revenue                32,487    29,070       61,299    55,326
                                  -------   -------      -------   -------
Costs and expenses:
   Cost of software                 2,798     2,746        5,122     5,366
   Cost of services and other       3,324     2,874        6,573     5,516
   Selling and marketing           13,938    13,556       27,954    26,918
   Research and development         6,817     5,519       12,990    11,041
   General and administrative       2,715     2,328        5,204     4,402
                                  -------   -------      -------   -------
      Total operating expenses     29,592    27,023       57,843    53,243
                                  -------   -------      -------   -------
Income from operations              2,895     2,047        3,456     2,083
                                  -------   -------      -------   -------
Other income:
   Interest income, net               454       436          839       978
   Other income (expense), net        (31)     (126)          13      (199)
                                  -------   -------      -------   -------
      Total other income              423       310          852       779
                                  -------   -------      -------   -------
Income before income taxes          3,318     2,357        4,308     2,862

Provision for income taxes          1,276       860        1,657     1,044
                                  -------   -------      -------   -------
Net income                         $2,042    $1,497       $2,651    $1,818
                                  =======   =======      =======   =======

Income per common share:
   Net income                       $0.12     $0.09        $0.15     $0.11
                                  =======   =======      =======   =======

Weighted average number of
   common and common equivalent
   shares outstanding              17,601    17,293       17,254    17,141
                                  =======   =======      =======   =======

         See Notes to Condensed Consolidated Financial Statements.

               VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                              (unaudited)

                                                 June 30,     December 31,
                                                   1996           1995
                                                 -------      -----------
Assets:
  Current assets:
    Cash and cash equivalents                     $36,247        $34,387
    Marketable securities                          23,281         23,381
    Accounts receivable (less allowance for
       doubtful accounts, $1,685 and $1,215,
       respectively)                               25,915         29,054
    Prepaid expenses and other                      6,683          5,494
    Deferred income taxes                             322            322
                                                 --------       --------
      Total current assets                         92,448         92,638
                                                 --------       --------
  Marketable securities - non-current               2,873          3,619
                                                 --------       --------
  Property and equipment:
    Equipment                                      28,998         26,213
    Furniture and fixtures                          3,569          3,329
                                                 --------       --------
      Total                                        32,567         29,542
    Less accumulated depreciation                  19,856         17,503
                                                 --------       --------
      Property and equipment - net                 12,711         12,039
                                                 --------       --------
  Other assets:
    Capitalized software costs - net                5,513          5,102
    Purchased technology - net                      2,688          3,127
    Goodwill - net                                  1,061          1,177
    Deposits and other                              1,197          1,281
                                                 --------       --------
      Total other assets                           10,459         10,687
                                                 --------       --------
      Total                                      $118,491       $118,983
                                                 ========       ========

Liabilities and stockholders' equity:

  Current liabilities:
    Current portion of capital lease
      obligations                                     $55            $77
    Accounts payable                                2,590          2,926
    Accrued compensation                            7,288          7,255
    Accrued expenses                                5,016          4,279
    Notes payable to former Silerity
      shareholders                                                 2,805
    Deferred revenue                               20,111         17,447
    Deferred income taxes                           1,329          1,412
                                                 --------       --------
      Total current liabilities                    36,389         36,201
                                                 --------       --------
Deferred income taxes                               4,742          5,453
Capital lease obligations                              14             38

Stockholders' equity:
    Common stock, $.01 par value                      173            170
    Additional paid-in capital                     72,484         70,093
    Retained earnings                               9,789          7,138
    Unrealized holding gains, net of tax            2,156          3,537
    Cumulative translation adjustment                (225)           (82)
                                                 --------       --------
                                                   84,377         80,856
    Less: Treasury stock, at cost                  (7,031)        (3,565)
                                                 --------       --------
      Total stockholders' equity                   77,346         77,291
                                                 --------       --------
      Total                                      $118,491       $118,983
                                                 ========       ========

        See Notes to Condensed Consolidated Financial Statements.

                 VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (unaudited)

                                                    Six Months Ended June 30,
                                                    ------------------------
                                                        1996         1995
                                                        ----         ----
Cash flows from operating activities:
Net income                                              $2,651       $1,818
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         2,433        2,348
    Amortization of capitalized software
       and purchased technology                          1,418        1,168
    Amortization of goodwill                               116          117
    Change in assets and liabilities:
      Accounts receivable, net                           3,139        2,800
      Prepaid expense and other                         (1,189)        (262)
      Accounts payable                                    (336)        (745)
      Accrued compensation                                  33       (4,071)
      Accrued expenses                                     737       (2,491)
      Deferred revenue                                   2,664        3,803
                                                       -------      -------
       Net cash provided by operating activities        11,666        4,485
                                                       -------      -------
Cash flows from investing activities:
    Purchase of marketable securities                   (9,753)     (17,412)
    Proceeds from sale of marketable securities          8,507       15,570
    Expenditures for property and equipment             (3,174)      (1,620)
    Capitalized software costs                          (1,390)      (1,356)
    Purchased technology                                               (400)
    Decrease (increase) in deposits and other               84         (796)
                                                       -------      -------
       Net cash used in investing activities            (5,726)      (6,014)
                                                       -------      -------
Cash flows from financing activities:
    Proceeds from issuance of common stock                 743          607
    Proceeds from exercise of stock options              1,651          241
    Repurchase of common stock                          (3,466)
    Principal payment of capital lease obligations         (48)        (232)
    Repayment of notes to former Silerity
       shareholders                                     (2,805)
                                                       -------      -------
       Net cash provided by (used in)
         financing activities                           (3,925)         616
                                                       -------      -------
Effect of exchange rate changes on cash                   (155)         705
                                                       -------      -------
Net increase (decrease) in cash and cash equivalents     1,860         (208)

Cash and cash equivalents, beginning of the period      34,387       34,552
                                                       -------      -------
Cash and cash equivalents, end of the period           $36,247      $34,344
                                                       =======      =======

         See Notes to Condensed Consolidated Financial Statements.

                     VIEWLOGIC SYSTEMS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared by Viewlogic Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

2.   Income per Common Share
     -----------------------
     Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented.

3.   Stock-Based Compensation
     ------------------------
     In October 1995, the Financial Accounting Standards
     Board issued Statement of Financial Accounting
     Standards (SFAS) No. 123, "Accounting for Stock-Based
     Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded.
     Companies are permitted, however, to continue to apply
     Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The
     Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

4.   Litigation
     ----------
     Between January 4, 1995 and January 13, 1995, eight lawsuits were commenced by individual shareholders of the Company in the United States District Court for the District of Massachusetts. The suits purported to be class actions on behalf of persons who purchased shares in the Company during 1994. The various plaintiffs consolidated the cases into one case. No class was certified. The complaints purported to allege misrepresentations arising from management's description of the Company's performance and prospects in 1994, and claimed violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Act"). The complaints sought monetary damages in an unspecified amount. On March 13, 1996, the District Court issued a ruling granting the Company's motion to dismiss this action. The plaintiffs appealed that ruling. On June 27, 1996, at the request of the plaintiffs, the United States Court of Appeals dismissed the appeal, terminating this case.

     On May 8, 1995, the Company and its wholly-owned subsidiary, Chronologic, filed suit against John Sanguinetti ("Sanguinetti"), the former president of Chronologic, in the Middlesex County, Massachusetts Superior Court. The suit sought a declaratory judgment that a March 30, 1994 transaction, in which a wholly-owned subsidiary of the Company merged with Chronologic (the "Merger") and involving the parties, was not fraudulent and that the agreements into which the parties entered in connection with the Merger remain in full force and effect. The suit also sought unspecified damages, costs, attorneys' fees and injunctions preventing Sanguinetti from acting in breach of his fiduciary duty and duty of loyalty to the Company and Chronologic. In May, 1996 the parties settled this lawsuit by the exchange of mutual releases of all claims raised in the litigation, without the admission of wrongdoing or liability on the part of any party and without the payment of damages by any party.

     On May 22, 1995, Sanguinetti and several other former employees of Chronologic filed suit against the Company in the United States District Court, Northern District of California, San Jose Division. The suit alleged violation of section 10(b) of the Act and Rule 10b-5 under the Act, violation of section 25401 of the California Corporation Code, fraud and breach of contract. The suit sought a declaratory judgment that one of the agreements entered into in connection with the Merger had been lawfully terminated, rescission of the Merger, unspecified damages, punitive and exemplary damages, and costs of the suit. The Company asserted counterclaims in this action seeking unspecified damages, costs and attorney fees. In May, 1996 the parties settled this lawsuit by the exchange of mutual releases of all claims raised in the litigation, without the admission of wrongdoing or liability on the part of any party and without the payment of damages by any party.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


     This discussion contains certain forward looking statements which involve risks and uncertainties, and the Company's actual results may differ from those discussed.
Some of the factors that might cause such a difference are discussed below. (See "Factors That May Affect Future
Results and Financial Condition.")

Results of Operations
- ---------------------

     The Company's revenue and net income increased 11.8% and 36.4%, respectively, for the quarter ended June 30, 1996 and increased 10.8% and 45.8%, respectively, for the six months ended June 30, 1996, both as compared to the same periods of the previous year. Operating income as a percentage of revenue was 8.9% and 5.6% for the quarter and six month periods ended June 30, 1996, as compared to 7.0% and 3.8% for the same periods in 1995. This increase in operating income as a percentage of revenue was mainly due to the larger increase in revenues over operating expenses in the second quarter and first six months of 1996.

     The second quarter 1996 results reflect continued growth in product revenues. These results are consistent with the Company's internal goals and expectations. The
Company has made substantial progress in strengthening its sales infrastructure and the competitiveness of its product lines, and remains focused on improving revenue growth throughout the year. The Company continues to believe that over the long term its revised strategies and new product plans will enable it to meet its goal of growing at a rate faster than the Electronic Design Automation ("EDA") industry growth rate. While optimistic about its new product plans and strategies, the Company is cautious regarding the timing of their impact.

     The following table sets forth, for the periods indicated, the percentage of revenue of certain items in the Company's Condensed Consolidated Statements of Income.

                            Quarter Ended June 30,    Six Months Ended June 30,
                            ---------------------     ------------------------
                                 1996       1995         1996         1995
                                 ----       ----         ----         ----
Revenue:                         100.0%     100.0%       100.0%      100.0%
  Software                        61.9       61.3         61.3         62.5
  Services and other              38.1       38.7         38.7         37.5

Costs and expenses:
  Cost of software                 8.6        9.5          8.4          9.7
  Cost of services and other      10.2        9.9         10.7         10.0
  Selling and marketing           42.9       46.6         45.6         48.6
  Research and development        21.0       19.0         21.2         19.9
  General and administrative       8.4        8.0          8.5          8.0
                                 -----      -----        -----        -----
      Total operating expenses    91.1       93.0         94.4         96.2
                                 -----      -----        -----        -----
Income  from operations            8.9        7.0          5.6          3.8
Total other income                 1.3        1.1          1.4          1.4
                                 -----      -----        -----        -----
Income before income taxes        10.2        8.1          7.0          5.2
Provision for income taxes         3.9        3.0          2.7          1.9
                                 -----      -----        -----        -----
Net income                         6.3%       5.1%         4.3%         3.3%
                                 =====      =====        =====        =====

Revenue
- -------

     The Company's total revenue increased 11.8% to $32,487,000 in the second quarter of 1996 from $29,070,000 in the second quarter of 1995 and increased 10.8% to $61,299,000 in the first six months of 1996 from $55,326,000 in the first half of 1995. The Company's percentage of total revenue attributable to software product licenses was 61.9% and 61.3%, respectively, for the quarter and six months ended June 30, 1996 compared to 61.3% and 62.5%, respectively, for the same periods in 1995. Software product revenue increased 12.8% and 8.6% to $20,116,000 and $37,566,000 for the second quarter and first six months of 1996, respectively, up from $17,829,000 and $34,590,000 for the same periods in 1995. The increase in product revenue was primarily due to a 47.7% year to date increase in year-over-year revenues from the Company's ASIC design tool suite, including the Chronologic VCS (TM), Quad Design Motive (TM) and Sunrise (TM) products. Revenues from products used on PC platforms as a percentage of total revenues grew from 28.7% in the first half of 1995 to 30.0% in the same period of 1996, primarily as a result of sales of the Company's
Workview Office (TM) product line. Services and other revenue increased 10.1% and 14.5% for the second quarter and first six months of 1996, respectively. This increase was due to the increase in maintenance and customer support revenue from a growing installed base of customers.

     International revenue decreased slightly as a percentage of total revenue to 33.2% and 33.4% for the second quarter and first six months of 1996, respectively, from 35.5% and 34.2%, respectively, for the same periods in 1995. This decrease was primarily due to a slowdown in the European market, where revenues decreased 13.1% from the first half of 1995 to the first half of 1996. This decrease was offset by the positive impact of the Company's direct sales operation in Japan where revenues in the first half of 1996 increased 71.8% from the first half of 1995.

Cost of Revenue
- ---------------

     Cost of software revenue increased 1.9% to $2,798,000 and decreased 4.5% to $5,122,000 for the quarter and six months ended June 30, 1996, respectively, as compared to the same periods of the prior year. The increase in the second quarter of 1996 was primarily due to increased amortization of capitalized software, partially offset by decreased third-party software royalty expenses and reduced documentation costs. The decrease in the first six months of 1996 was primarily due to decreased third-party software royalty expenses and reduced documentation costs, partially offset by increased amortization of capitalized software. These factors, as well as the increase in software revenues, resulted in the decrease in cost of software as a percentage of software revenue from 15.4% and 15.5% in the second quarter and first six months of 1995, respectively, to 13.9% and 13.6% for the same periods in 1996.

     Cost of services and other revenue increased 15.7% to $3,324,000 and 19.2% to $6,573,000 in the quarter and six months ended June 30, 1996, respectively, as compared to the same periods of the prior year due to higher personnel-related costs, increased customer support and training costs and an increase in outside consulting fees required to support the Company's growing customer base. These increases resulted in the increase in cost of services and other revenue as a percentage of services and other revenue from 25.6% and 26.6% in the second quarter and first half of 1995 to 26.9% and 27.7% for the same periods in 1996.

Selling and Marketing Expenses
- ------------------------------

     Selling and marketing expenses increased 2.8% and 3.8% to $13,938,000 and $27,954,000 for the three month and six month periods ended June 30, 1996, respectively, up from $13,556,000 and $26,918,000 for the same periods of 1995.
The increases in 1996 were primarily due to increased marketing and promotional costs and increased selling costs in Asia, reflecting the Company's development of direct selling organizations in Japan and South Korea. These increases were also the result of higher personnel-related costs due to an increase in the number of worldwide sales and marketing personnel from 265 in June 1995 to 282 in June
1996. Selling and marketing expenses, as a percentage of revenue, decreased from 46.6% and 48.6% in the second quarter and first six months of 1995 to 42.9% and 45.6% for the same periods of 1996.

Research and Development Expenses
- ---------------------------------

     Research and development costs increased 23.5% to $6,817,000 and 17.7% to $12,990,000 for the second quarter and six months ended June 30, 1996, respectively, as compared to the same periods of the prior year. This increase in research and development expenses primarily reflects higher personnel and outside consulting costs associated with the development of new products and enhancement of existing products. Research and development expenses as a percentage of revenues were 19.0% and 19.9% in the second quarter and first half of 1995, respectively, compared to 21.0% and 21.2% for the same period of 1996.

     The Company capitalized software development costs of $684,000 and $1,391,000 for the second quarter and first half of 1996, respectively, as compared to $621,000 and $1,356,000 for the corresponding periods of 1995 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represent 9.1% and 9.7% of total product development costs for the three month and six month periods ended June 30, 1996, respectively, as compared to 10.1% and 10.9% for the same periods of 1995. Capitalized software costs are amortized over the estimated life of the product (in most cases four years). The amortization of software development costs included in cost of software revenue was $578,000 and $980,000 for the second quarter and first six months of 1996, respectively, compared to $309,000 and $696,000 for the same periods of 1995.

General and Administrative Expenses
- -----------------------------------

     General and administrative expenses increased 16.6% and 18.2% to $2,715,000 and $5,204,000 for the second quarter and six months ended June 30, of 1996, respectively, as compared to $2,328,000 and $4,402,000 for the same periods of the previous year. These increases were primarily due to increases in recruitment and employee relocation costs. General and administrative expenses as a percentage of revenue increased from 8.0% for both periods of 1995, to 8.4% and 8.5% for the second quarter and first half of 1996, respectively.

Income from Operations
- ----------------------

     Income from operations increased by 41.4% and 65.9% to $2,895,000 and $3,456,000 for the second quarter and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. Both increases in operating income primarily reflect a larger increase in revenues offset by a lesser increase in operating expenses from 1995 to 1996.

Total Other Income
- ------------------

     Total other income increased 36.5% and 9.4% to $423,000 and $852,000 for the three month and six month periods ended June 30, 1996, respectively, from $310,000 and $779,000 for the same periods of 1995. These increases were due primarily to accruals for foreign exchange losses in 1995.

Income Taxes
- ------------

     The provision for federal and state income taxes increased 48.4% and 58.7% for the second quarter and first six months of 1996, respectively, from the same periods of the previous year. The effective tax rate increased from 36.5% in both the second quarter and six months ended June 30, 1995 to 38.5% for the same periods of 1996. The effective tax rate increase in the second quarter and first half of 1996 primarily reflects higher tax rates incurred as a result of increased profitability in Japan.

Net Income
- ----------

     Net income in the second quarter of 1996 was $2,042,000, an increase of 36.4% from the $1,497,000 net income earned in the second quarter of 1995. For the six months ended June 30, 1996 net income was $2,651,000, an increase of 45.8% from the $1,818,000 net income earned in the same period of 1995.

Factors That May Affect Future Results and Financial Condition
- --------------------------------------------------------------

     Future financial results are difficult or impossible to predict, despite the Company's past financial performance. Intense competition and rapid technological changes are inherent in the EDA industry. The Company faces the many risks and uncertainties posed by that competition and technological change, including the risks and uncertainties affecting and relating to success in continuously developing and marketing new products; protection of its products by effective utilization of intellectual property laws; product quality, reliability, ease of use, feature set and price; diversity of product line; general economic and business conditions; the ability to hire, retain and motivate highly qualified personnel; business conditions and growth in the EDA industry; industry-wide price erosion; and customer acceptance of the Company's products.

     The Company's products are in various stages of their life cycles. The Company's success is dependent on its ability to develop complex and competitive new products, to introduce them to the marketplace ahead of the competition and to have them selected by customers. The Company is striving to bring new products to market to meet customer needs, but there is no assurance that it will succeed in doing so. Since product life cycles are continually becoming shorter, if new product introductions are delayed or if new products do not address market needs then revenues and profits for current and future products may be affected as customers may shift to competitors to meet their requirements. The Company's competitors consist of large companies, many of which have greater market share and substantially greater financial and other resources than the Company; emerging companies with new and innovative technology; and customers who develop their own EDA tools.

     As is common in the software industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter makes the Company's quarterly financial results difficult to predict. Also, if sufficient business does not materialize or a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter may be materially reduced.

     A substantial portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, such as weak economic conditions in foreign markets and differing technology or product preferences in different countries.

     The highly technical nature of the Company's products and services and the intense competition in the Company's markets heightens the need and importance of hiring, retaining and motivating highly qualified technical personnel. The intense competition in the EDA industry increases the difficulty in doing so and has created a shortage of highly qualified engineering and sales personnel.

     Because of these and other factors, past financial results may not be a useful predictor of future results and any forward looking statements about the Company's financial performance, business operations and other factors should be viewed with caution. Also, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.

Liquidity and Capital Resources
- -------------------------------

     The Company has funded its operations to date primarily through sales of equity securities, equipment financing leases and positive cash flow from operations. As of June 30, 1996, the Company had $62,401,000 of cash and marketable securities compared to $61,387,000 of cash and marketable securities as of December 31, 1995. These balances included $2,873,000 and $3,619,000 of non-current marketable securities in 1996 and 1995, respectively. Working capital as of June 30, 1996 was $56,059,000. The Company has an unsecured line of credit with Silicon Valley Bank under which up to $12,500,000 may be borrowed. Borrowings bear interest at the prime rate. As of June 30, 1996, there was no indebtedness outstanding under this facility. As of June 30, 1996, the Company had $36,389,000 in current liabilities and $14,000 of commitments under long-term capital lease obligations.

     In October 1995, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time over the next year as market and business conditions warrant in open market, negotiated and block transactions. The repurchased shares will be used in the Company's stock option plans and employee stock purchase plans and for general corporate purposes. As of March 30, 1996, the Company had spent
$7,031,000 to repurchase 640,000 shares. No shares were repurchased in the quarter ended June 30, 1996.

     Based on its operating plan, the Company currently believes that its available cash and cash generated from operations and existing credit facilities will be sufficient to fund the Company's operations for the foreseeable future.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     Between January 4, 1995 and January 13, 1995, eight lawsuits were commenced by individual shareholders of the Company in the United States District Court for the District of Massachusetts. The suits purported to be class actions on behalf of persons who purchased shares in the Company during 1994. The various plaintiffs consolidated the cases into one case. No class was certified. The complaints purported to allege misrepresentations arising from management's description of the Company's performance and prospects in 1994, and claimed violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Act"). The complaints sought monetary damages in an unspecified amount. On March 13, 1996, the District Court issued a ruling granting the Company's motion to dismiss this action. The plaintiffs appealed that ruling. On June 27, 1996, at the request of the plaintiffs, the United States Court of Appeals dismissed the appeal, terminating this case.

     On May 8, 1995, the Company and its wholly-owned subsidiary, Chronologic, filed suit against John Sanguinetti ("Sanguinetti"), the former president of Chronologic, in the Middlesex County, Massachusetts Superior Court. The suit sought a declaratory judgment that a March 30, 1994 transaction, in which a wholly-owned subsidiary of the Company merged with Chronologic (the "Merger") and involving the parties, was not fraudulent and that the agreements into which the parties entered in connection with the Merger remain in full force and effect. The suit also sought unspecified damages, costs, attorneys' fees and injunctions preventing Sanguinetti from acting in breach of his fiduciary duty and duty of loyalty to the Company and Chronologic. In May, 1996 the parties settled this lawsuit by the exchange of mutual releases of all claims raised in the litigation, without the admission of wrongdoing or liability on the part of any party and without the payment of damages by any party.

     On May 22, 1995, Sanguinetti and several other former employees of Chronologic filed suit against the Company in the United States District Court, Northern District of California, San Jose Division. The suit alleged violation of section 10(b) of the Act and Rule 10b-5 under the Act, violation of section 25401 of the California Corporation Code, fraud and breach of contract. The suit sought a declaratory judgment that one of the agreements entered into in connection with the Merger had been lawfully terminated, rescission of the Merger, unspecified damages, punitive and exemplary damages, and costs of the suit. The Company asserted counterclaims in this action seeking unspecified damages, costs and attorney fees. In May, 1996 the parties settled this lawsuit by the exchange of mutual releases of all claims raised in the litigation, without the admission of wrongdoing or liability on the part of any party and without the payment of damages by any party.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of
               Stockholders held on May 14, 1996, the
               following proposals were adopted by the vote specified below:

Proposal                             For      Against     Abstain     Withheld
- --------                             ---      -------     -------     --------
1. Election of Directors:
   Stanley F. Alfeld              13,742,710     N/A        N/A        330,047
   Larry E. Reeder                13,742,894     N/A        N/A        329,863

The term of office of the following Directors also continued after the meeting: Alain J. Hanover, William J. Herman,
Gregory T. George, Gordon Hoffman and Allyn C. Woodward, Jr.

2. Addition of 800,000 shares      4,921,012   4,119,700   166,534   4,865,511
   to the Company's 1991
   Restated  Stock Option Plan.

3. Approval of the Company's       7,088,107   1,893,780   110,844   4,980,026
   1996 Employee Stock
   Purchase Plan.

4. Approval of the Company's       6,540,874   2,413,720   138,237   4,979,926
   1996 Outside Directors'
   Stock Option Plan.

5. Ratification of Deloitte       13,786,126     224,623    62,008      N/A
   & Touche LLP as auditors
   for the current fiscal year.


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Regarding Computation of Per
               Share Earnings

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Viewlogic Systems, Inc.
                                  (Registrant)



     Date: August 12, 1996         /s/ William J. Herman
                                   ---------------------------
                                   William J. Herman
                                   President, Chief Operating
                                   Officer and Director



     Date: August 12, 1996         /s/ Ronald R. Benanto
                                   ---------------------------
                                   Ronald R. Benanto
                                   Senior Vice President of Finance,
                                   Chief Financial Officer and Treasurer

                   VIEWLOGIC SYSTEMS, INC.

                        EXHIBIT INDEX


     Exhibit                                           Page
     -------                                           ----

     11  -   Statement Regarding Computation of          17
             Per Share Earnings

                                                                 EXHIBIT 11

          VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
         COMPUTATION OF NET INCOME PER COMMON SHARE
            (In thousands, except per share data)


                                              Quarter            Six Months
                                           Ended June 30,      Ended June 30,
                                           -------------       -------------
                                           1996      1995      1996     1995
                                           ----      ----      ----     ----
     Weighted average number of
     shares outstanding:
       Common stock                        16,671   16,964    16,901   16,900
       Common equivalent shares
       resulting from stock options and
       warrants (treasury stock method)       930      329       596      241
     Less:  Repurchased shares                                  (243)
                                           ------   ------    ------   ------

                      Total                17,601   17,293    17,254   17,141
                                           ======   ======    ======   ======

     Net income                            $2,042   $1,497    $2,651   $1,818
                                           ======   ======    ======   ======

     Net income per common share           $  .12   $  .09    $  .15   $  .11
                                           ======   ======    ======   ======

                                   17