Form 10-Q
period 1996-09-30
VIEWLOGIC SYSTEMS INC /DE/
filed 1996-11-13
CIK 880594

------------------------------------------------------------
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


FOR QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER
   SEPTEMBER 30, 1996                        0-19730

------------------------------------------------------------

                   VIEWLOGIC SYSTEMS, INC.
   (Exact name of registrant as specified in its charter)

          DELAWARE                        04-2830649
(State or other jurisdiction of          (IRS Employer
 incorporation or organization)        Identification No.)

      293 BOSTON POST ROAD WEST
      MARLBORO, MASSACHUSETTS                01752-4615
(Address of principal executive offices)     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508)480-0881

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

     YES     X                NO
        ------------            ------------

     The number of shares outstanding of each of the issuer's classes of common stock, as of:

     DATE                    CLASS               OUTSTANDING SHARES
October 31, 1996   Common stock, $.01 par value      16,657,709

                    VIEWLOGIC SYSTEMS, INC.

                          FORM 10-Q

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                      TABLE OF CONTENTS

                                                             PAGE
                                                             ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Statements of Income
           for the Quarter and Nine Months Ended
           September 30, 1996 and 1995                         3

           Condensed Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995            4

           Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           1996 and 1995                                       5

           Notes to Condensed Consolidated Financial
           Statements                                          6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations       7

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                   12

           Signatures                                         13

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


              VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                           (unaudited)

                                   Quarter Ended        Nine Months Ended
                                   September 30,          September 30,
                                   -------------        -----------------
                                 1996       1995           1996       1995
                                 ----       ----           ----       ----
Revenue:
   Software                     $21,023    $22,038        $58,589    $56,628
   Services and other            13,404     11,142         37,137     31,878
                                -------    -------        -------    -------
       Total revenue             34,427     33,180         95,726     88,506
                                -------    -------        -------    -------
Costs and expenses:
   Cost of software               2,943      3,015          8,065      8,381
   Cost of services and other     3,353      2,782          9,926      8,298
   Selling and marketing         14,406     13,648         42,360     40,566
   Research and development       7,081      6,483         20,071     17,524
   General and administrative     3,374      2,279          8,578      6,681
                                -------    -------        -------    -------
       Total operating expenses  31,157     28,207         89,000     81,450
                                -------    -------        -------    -------
Income from operations            3,270      4,973          6,726      7,056
                                -------    -------        -------    -------
Other income:
   Interest income, net             598        417          1,437      1,395
   Other income (expense), net    1,212       (104)         1,225       (303)
                                -------    -------        -------    -------
       Total other income         1,810        313          2,662      1,092
                                -------    -------        -------    -------
Income before income taxes        5,080      5,286          9,388      8,148

Provision for income taxes        1,956      1,982          3,613      3,026
                                -------    -------        -------    -------
Net income                       $3,124     $3,304         $5,775     $5,122
                                =======    =======        =======    =======

Income per common share:
   Net income                     $0.18      $0.19          $0.33      $0.30
                                =======    =======        =======    =======
Weighted average number of
   common and common
   equivalent shares
   outstanding                   17,403     17,592         17,250     17,218
                                =======    =======        =======    =======

         See Notes to Condensed Consolidated Financial Statements.

                VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                               (unaudited)

                                            September 30,    December 31,
                                                 1996            1995
                                             -----------     -----------
Assets:
  Current assets:
    Cash and cash equivalents                   $39,937         $34,387
    Marketable securities                        22,393          23,381
    Accounts receivable (less allowance
      for doubtful accounts, $1,261 and
      $1,215, respectively)                      28,019          29,054
    Prepaid expenses and other                    8,678           5,494
    Deferred income taxes                           322             322
                                               --------        --------
      Total current assets                       99,349          92,638
                                               --------        --------
  Marketable securities - non-current             6,199           3,619
                                               --------        --------
  Property and equipment:
    Equipment                                    30,638          26,213
    Furniture and fixtures                        4,017           3,329
                                               --------        --------
      Total                                      34,655          29,542
    Less accumulated depreciation                21,200          17,503
                                               --------        --------
      Property and equipment - net               13,455          12,039
                                               --------        --------
  Other assets:
    Capitalized software costs - net              5,619           5,102
    Purchased technology - net                    2,475           3,127
    Goodwill - net                                1,002           1,177
    Deposits and other                            1,198           1,281
                                               --------        --------
      Total other assets                         10,294          10,687
                                               --------        --------
      Total                                    $129,297        $118,983
                                               ========        ========

Liabilities and stockholders' equity:

  Current liabilities:
    Current portion of capital lease
      obligations                                   $43             $77
    Accounts payable                              3,181           2,926
    Accrued compensation                          8,852           7,255
    Accrued expenses                              7,564           4,279
    Notes payable to former Silerity
      shareholders                                                2,805
    Deferred revenue                             19,986          17,447
    Deferred income taxes                         1,328           1,412
                                               --------        --------
      Total current liabilities                  40,954          36,201
                                               --------        --------
Deferred income taxes                             5,397           5,453
Capital lease obligations                             4              38

Stockholders' equity:
    Common stock, $.01 par value                    174             170
    Additional paid-in capital                   73,415          70,093
    Retained earnings                            12,913           7,138
    Unrealized holding gains, net of tax          3,428           3,537
    Cumulative translation adjustment                43             (82)
                                               --------        --------
                                                 89,973          80,856
    Less: Treasury stock, at cost                (7,031)         (3,565)
                                               --------        --------
      Total stockholders' equity                 82,942          77,291
                                               --------        --------
      Total                                    $129,297        $118,983
                                               ========        ========

           See Notes to Condensed Consolidated Financial Statements.

               VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (unaudited)

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                     1996           1995
                                                     ----           ----
Cash flows from operating activities:
Net income                                          $5,775         $5,122
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     3,812          3,514
    Gain on sale of Scopus shares                   (1,173)
    Amortization of capitalized software
      and purchased technology                       2,210          2,082
    Amortization of goodwill                           175            175
    Change in assets and liabilities:
      Accounts receivable, net                       1,035           (354)
      Prepaid expense and other                     (3,184)           936
      Accounts payable                                 255           (412)
      Accrued compensation                           1,597         (2,620)
      Accrued expenses                               3,285         (1,542)
      Deferred revenue                               2,539          2,689
                                                   -------        -------
        Net cash provided by operating activities   16,326          9,590
                                                   -------        -------
Cash flows from investing activities:
    Purchase of marketable securities              (17,674)       (19,226)
    Proceeds from sale of marketable securities     17,090         17,402
    Expenditures for property and equipment         (5,336)        (3,817)
    Capitalized software costs                      (2,075)        (1,728)
    Purchased technology                                             (600)
    Decrease (increase) in deposits and other           83           (444)
                                                   -------        -------
        Net cash used in investing activities       (7,912)        (8,413)
                                                   -------        -------
Cash flows from financing activities:
    Proceeds from issuance of common stock           1,533          1,409
    Proceeds from exercise of stock options          1,793            334
    Repurchase of common stock                      (3,466)
    Principal payment of capital lease obligations     (70)          (272)
    Repayment of notes to former Silerity
      shareholders                                  (2,805)
                                                   -------        -------
        Net cash provided by (used in)
          financing activities                      (3,015)         1,471
                                                   -------        -------
Effect of exchange rate changes on cash                151            263
                                                   -------        -------
Net increase in cash and cash equivalents            5,550          2,911
Cash and cash equivalents, beginning of
  the period                                        34,387         34,552
                                                   -------        -------
Cash and cash equivalents, end of the period       $39,937        $37,463
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


     This discussion contains certain forward looking statements which involve risks and uncertainties, and the Company's actual results may differ materially from those discussed. Some of the factors that might cause such a difference are discussed below. (See "Factors That May
Affect Future Results and Financial Condition.")

Results of Operations
---------------------

     The Company's revenue and net income increased 3.8% and decreased 5.4%, respectively, for the three months ended September 30, 1996 and increased 8.2% and 12.7%, respectively, for the nine months ended September 30, 1996, both as compared to the same periods of the previous year. Net income for the third quarter and first nine months of 1996 includes a $1,173,000 gain on the sale of an investment. Operating income as a percentage of revenue was 9.5% and 7.0% for the third quarter and first nine months of 1996, as compared to operating income of 15.0% and 8.0% for the same periods in 1995. This decline in operating income as a percentage of revenue is largely due to the larger increase in operating expenses over revenues in the third quarter and first nine months of 1996.

     The third quarter of 1996 was the largest revenue quarter in the Company's history. The Company continued to show sequential improvement in product revenues as sales in the U.S. and Japan were at record levels in the third quarter. While the Company has made substantial progress in strengthening its sales infrastructure and the competitiveness of its product lines, a shortfall in sales in Europe and, to a lesser extent, delays in the impact of recently released new products have caused revenues in the third quarter to be lower than expected. The Company remains focused on improving revenue growth. While optimistic about its new product plans and strategies, the Company is cautious regarding the timing of their impact.

     The following table sets forth, for the periods indicated, the percentage of revenue of certain items in the Company's Condensed Consolidated Statements of Income.

                                     Quarter Ended          Nine Months Ended
                                     September 30,            September 30,
                                     -------------            ------------
                                     1996     1995           1996      1995
                                     ----     ----           ----      ----

Revenue:                            100.0%    100.0%        100.0%    100.0%
  Software                           61.1      66.4          61.2      64.0
  Services and other                 38.9      33.6          38.8      36.0

Costs and expenses:
  Cost of software                    8.5       9.1           8.4       9.5
  Cost of services and other          9.7       8.4          10.4       9.4
  Selling and marketing              41.9      41.1          44.2      45.8
  Research and development           20.6      19.5          21.0      19.8
  General and administrative          9.8       6.9           9.0       7.5
                                    -----     -----         -----     -----
      Total operating expenses       90.5      85.0          93.0      92.0
                                    -----     -----         -----     -----

Income from operations                9.5      15.0           7.0       8.0
Total other income                    5.3        .9           2.8       1.2
                                    -----     -----         -----     -----
Income  before income taxes          14.8      15.9           9.8       9.2
Provision for income taxes            5.7       5.9           3.8       3.4
                                    -----     -----         -----     -----
Net income                            9.1%     10.0%          6.0%      5.8%
                                    =====     =====         =====     =====

Revenue
-------

     The Company's total revenue increased 3.8% to $34,427,000 in the third quarter of 1996 from $33,180,000 in the third quarter of 1995 and increased 8.2% to $95,726,000 from $88,506,000 for the nine months ended September 30, 1996 as compared with the same period of 1995. The
Company's percentage of total revenue attributable to software product licenses decreased to 61.1% and 61.2% for the quarter and nine months ended September 30, 1996, respectively, down from 66.4% and 64.0% for the corresponding periods of the previous year. Software revenue decreased 4.6% to $21,023,000 and increased 3.5% to $58,589,000 for the third quarter and first nine months of 1996, respectively, down from $22,038,000 and up from $56,628,000 for the same periods in 1995. The increase in year-to-date 1996 product revenue was primarily due to a greater than 40% increase in year-over-year revenues from the Company's ASIC design tool suite, including Chronologic
VCS (TM), Quad Design Motive (TM) and Sunrise (TM) products. The decline in the third quarter 1996 product revenues was primarily due to a sales shortfall in Europe and, to a lesser extent, delays in the impact of recently released new products. The European market has historically been more oriented toward system design products and offers less opportunity for the Company's ASIC tool offerings. Services and other revenue increased 20.3% and 16.5% for the third quarter and first nine months of 1996, respectively, as compared to the same periods in 1995. This increase was due to the increase in maintenance and customer support revenue from a growing installed base of customers.

     International revenue increased slightly as a percentage of total revenue to 37.5% and 34.9% for the third quarter and first nine months of 1996, respectively, up from 35.6% and 34.7 %, respectively, for the same periods in 1995. This increase was primarily due to the positive impact of the Company's direct sales operation in Japan where revenues for the first nine months of 1996 increased 56.0% from the first nine months of 1995. This increase was offset by a slowdown in the European market, where revenues decreased 19.0% from the first nine months of 1995.

Cost of Revenue
---------------

     Cost of software revenue decreased 2.4% to $2,943,000 and 3.8% to $8,065,000 for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods of the prior year. The decrease in the first nine months was primarily due to decreased royalty and documentation costs, offset by an increase in amortization of capitalized software. Cost of software as a percentage of software revenue increased from 13.7% in the third quarter of 1995 to 14.0% in the third quarter of 1996, and decreased from 14.8% in the first nine months of 1995 to 13.8% for the same period in 1996.

     Cost of services and other revenue increased 20.5% to $3,353,000 and 19.6% to $9,926,000 for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods of the prior year. These increases were primarily due to higher personnel-related costs and an increase in outside consulting fees required to support the Company's growing customer base. Cost of services and other revenue as a percentage of services and other revenue remained constant at 25.0% from the third quarter of 1995 to the third quarter of 1996, and increased from 26.0% in the first nine months of 1995 to 26.7% for the same period in 1996.

Selling and Marketing Expenses
------------------------------

     Selling and marketing expenses increased 5.6% to $14,406,000 in the third quarter of 1996 up from $13,648,000 in the same period of 1995 and increased 4.4% to $42,360,000 for the first nine months of 1996, from $40,566,000 for the same period of the previous year. The increase in the third quarter is primarily due to increased advertising and personnel-related costs, offset by reduced bad debt expense and commissions in Europe. The increase in the first nine months is primarily due to higher personnel-related costs due to an increase in the number of sales and marketing personnel from 236 in September of 1995 to

271 in September of 1996. Selling and marketing expenses, as a percentage of revenue, increased from 41.1% in the third quarter of 1995 to 41.9% in the third quarter of 1996 and decreased from 45.8% for the nine months ended September 30, 1995 to 44.2% for the same period of 1996.

Research and Development Expenses
---------------------------------

     Research and development costs increased 9.2% to $7,081,000 and 14.5% to $20,071,000 for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods of the prior year. The quarter and year-to-date increases in research and development expenses primarily reflect higher personnel and outside consulting costs associated with the development of new products and enhancement of existing products. Research and development expenses as a percentage of revenues increased from 19.5% and 19.8% in the third quarter and first nine months of 1995 to 20.6% and 21.0% for the same periods of 1996.

     The Company capitalized software development costs of $685,000 and $2,075,000 for the third quarter and first nine months of 1996, respectively, as compared to $372,000 and $1,728,000 for the corresponding periods of 1995 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represent 8.8% and 9.4% of total product development costs for the third quarter and first nine months of 1996, respectively, as compared to 5.4% and 9.0% for the same periods of 1995. Capitalized software costs are amortized over the estimated life of the product (in most cases four years). The amortization included in cost of software revenue was $578,000 and $1,558,000 for the third quarter and first nine months of 1996, respectively, compared to $664,000 and $1,360,000 for the same periods in 1995.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased 48.0% and 28.4% to $3,374,000 and $8,578,000 for the third quarter and nine month period ended September 30, 1996, respectively, as compared to $2,279,000 and $6,681,000 for the same periods of the previous year. Both the quarter and year-to-date increases in 1996 primarily result from an increase in the Company's share of start-up losses under equity accounting associated with an investment in Eagle Design Automation, Inc. and increases in recruitment and employee relocation costs. General and administrative expenses as a percentage of revenue increased from 6.9% and 7.5% for the third quarter and first nine months of 1995, respectively, to 9.8% and 9.0% for the same periods in 1996.

Income from Operations
----------------------

     Income from operations decreased by 34.2% and 4.7% to $3,270,000 and $6,726,000 for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Both decreases in operating income primarily reflect a larger increase in operating expenses and a lesser increase in revenues from 1995 to 1996.

Total Other Income
------------------

     Total other income increased 478.3% and 143.8% to $1,810,000 and $2,662,000 for the third quarter and nine month period ended September 30, 1996, respectively, from $313,000 and $1,092,000 for the same periods of the previous year. This increase is due primarily to a $1,173,000 gain on the sale of an investment in the third quarter of 1996.

Income Taxes
------------

     The provision for income taxes decreased 1.3% and increased 19.4% for the three months and nine months ended September 30, 1996, respectively, from the same periods of the prior year. The effective tax rate increased from 37.5% and 37.1% in the third quarter and first nine months of 1995, respectively, to 38.5% for the same periods of 1996. The effective tax rate increase in the third quarter and first nine months of 1996 primarily reflects higher tax rates incurred as a result of increased profitability in Japan.

Net Income
----------

     Net income in the third quarter of 1996 was $3,124,000, or $.18 per share, down 5.4% from the net income of $3,304,000, or $.19 per share, earned in the same period in 1995. For the nine months ended September 30, 1996, net income was $5,775,000, or $.33 per share, an increase of 12.7% from the $5,122,000, or $.30 per share, net income earned in the same period of 1995. Net income for the third quarter and first nine months of 1996 includes a $1,173,000 gain on the sale of an investment.

Factors That May Affect Future Results and Financial Condition
--------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     The Company has funded its operations to date primarily through sales of equity securities, equipment financing leases and positive cash flow from operations. As of September 30, 1996, the Company had $68,529,000 of cash and marketable securities compared to $61,387,000 of cash and marketable securities as of December 31, 1995, including $6,199,000 and $3,619,000 of non-current marketable securities in 1996 and 1995, respectively. Working capital as of September 30, 1996 was $58,395,000. The Company has an unsecured line of credit with Silicon Valley Bank under which up to $12,500,000 may be borrowed. Borrowings bear interest at the prime rate. As of September 30, 1996, there was no indebtedness outstanding under this facility. As of September 30, 1996, the Company had $40,954,000 in current liabilities and $4,000 of commitments under long-term capital lease obligations.

     In October 1995, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time over the next year as market and business conditions warrant in open market, negotiated and block transactions. In September of 1996 that authorization was extended until October, 1997.
The repurchased shares will be used in the Company's stock option plans and employee stock purchase plans and for general corporate purposes. As of November 8, 1996, the Company had spent $9,941,000 to repurchase 935,000 shares.

     Based on its operating plan, the Company currently believes that its available cash and cash generated from operations and existing credit facilities will be sufficient to fund the Company's operations for the foreseeable future.

PART II.            OTHER INFORMATION


ITEMS 1-5.          NONE

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

                                   Viewlogic Systems, Inc.
                                   (Registrant)



    Dated: November 12, 1996       /s/  Alain J. Hanover
                                   ---------------------------
                                   Alain J. Hanover, Chairman and
                                   Chief Executive Officer



    Dated: November 12, 1996       /s/  Ronald R. Benanto
                                   --------------------------
                                   Ronald R. Benanto, Senior Vice
                                   President of Finance, Chief
                                   Financial Officer and Treasurer

                   VIEWLOGIC SYSTEMS, INC.

                        EXHIBIT INDEX

   Exhibit                                                         Page
   -------                                                         ----

   11  -  Statement Regarding Computation of Per Share Earnings      15

                                 14

                                                          EXHIBIT 11

             VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
            COMPUTATION OF NET INCOME PER COMMON SHARE
               (In thousands, except per share data)

                                   Quarter Ended       Nine Months Ended
                                   September 30,         September 30,
                                   -------------         -------------
                                   1996      1995        1996      1995
                                   ----      ----        ----      ----
Weighted average number of
shares outstanding:
  Common stock                    16,772    17,000      16,911    16,876
  Common equivalent shares
   resulting from stock
   options and warrants
   (treasury stock method)           631       592         608       342
Less:  Repurchased shares                                 (269)
                                  ------    ------      ------    ------
        Total                     17,403    17,592      17,250    17,218
                                  ======    ======      ======    ======

Net income                        $3,124    $3,304      $5,775    $5,122
                                  ======    ======      ======    ======

Net income per common share       $  .18    $  .19      $  .33    $  .30
                                  ======    ======      ======    ======

                                       15