Form 10-K
period 1996-12-31
VIEWLOGIC SYSTEMS INC /DE/
filed 1997-03-28
CIK 880594

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                        ------------------

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1996      Commission File No. 0-19730
-------------------------------------------      ---------------------------
                     VIEWLOGIC SYSTEMS, INC.
                     -----------------------
     (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                04 - 2830649
        ------------                            ----------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

293 Boston Post Road West, Marlboro, MA                   01752
---------------------------------------                 ---------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code     (508) 480-0881
                                                       --------------
Securities registered pursuant to Section 12 (b) of the Act:    None

Securities registered pursuant to Section 12 (g) of the Act:

                         Title of each Class
                   ------------------------------
                    Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X               No
                       -------              -------
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $228,221,543 based on the last reported sale price of the Common Stock on the NASDAQ consolidated transaction reporting system on February 28, 1997.

Number of shares outstanding of the registrant's Common Stock as of February 28, 1997: 16,530,910.

Documents incorporated by reference: Annual Report to Stockholders for the year ended December 31, 1996 -- Part II; Proxy Statement for the 1997 Annual Meeting of Stockholders -- Part III.

                       Page 1 of 60 pages
                 Exhibit Index begins on page 17

                             PART I

ITEM  1.   BUSINESS.

     Viewlogic Systems, Inc. ("Viewlogic" or the "Company") was founded in 1984 and is a leading supplier of Electronic Design Automation (EDA) software which is used to accelerate and automate the design and verification of advanced Application Specific Integrated Circuits (ASIC's), Printed Circuit Boards (PCB's) and electronic systems. Viewlogic develops and markets a comprehensive family of software products and consulting services to help its customers optimize their design processes and deliver high quality products to market sooner. Viewlogic markets its products to many of the world's largest and most sophisticated Integrated Circuit (IC) and electronic system manufacturers in industries such as semiconductor, computer, communication, automotive and consumer electronics. The Company sells its products worldwide through a broad distribution channel consisting of direct sales, distributors, value added resellers (VAR's) and telesales.

ORGANIZATION AND PRODUCTS

     Viewlogic develops and sells EDA software to companies whose end product may be a single IC, an ASIC, a Field Programmable Gate Array (FPGA), a PCB or an entire electronic system. To best address the diverse needs of its broad customer base, Viewlogic is organized into four business groups. The four business groups are: ASIC Group, Systems Group, Software Group and Advanced
Development Group.   Each group delivers products and solutions
which address the specific design challenges of its particular customer segment. Technology is shared wherever possible to fully leverage the Company's research and development investment.

ASIC GROUP

     The ASIC market has evolved rapidly, driven by advances in silicon manufacturing technology. The complexity of semiconductor technology has increased dramatically for the last fifteen years. With each new generation of technology came a new set of design challenges. While it was possible to successfully design a high-end ASIC two to three years ago with average design tools, this is no longer the case. Complex ASIC design now requires an integrated suite of advanced tools and design methodologies which consider both the logical and physical aspects of the design.
     Viewlogic's ASIC Group develops state-of-the-art software and methodologies required to design today's most complex ASIC's. Viewlogic today offers some of the leading products used in the complex ASIC design flow process. These products include the Chronologic VCS(TM) simulator, Quad Motive(TM) static timing analyzer and Sunrise TestGen(TM) design-for-test tool. In 1996, the Company initiated the ASIC 2000 Project which will combine the Company's best-in-class tools with strategic third-party tools and support from leading ASIC vendors. The project is designed to address the new challenges of deep sub-micron silicon technology, which require designers to consider the co-dependencies of the logical and physical implementation of the design process. Most of the ASIC Group's products operate on the Windows NT and UNIX operating systems.

SYSTEMS GROUP

     The Systems Group develops products and services which enable the design of FPGA's, PCB's, and complete electronic systems. This group also develops much of the Company's integration technology, such as data storage mechanisms, design management and interoperability technology, which is required to produce complete solutions. The Systems Group develops and supports complete solutions for the Windows NT and UNIX operating systems.
     The FPGA market has traditionally been very strong for Viewlogic. In the early 1990's, the Company established strategic relationships with many of the leading FPGA vendors under which the vendors licensed and shipped Viewlogic design software as part of an original equipment manufacturer (OEM) relationship to offer a complete solution. The vendors added their placement and routing software which allowed users to create an optimal physical implementation. These relationships created a customer base to which the Company may sell other, complementary software.
     The FPGA market is currently going though significant change. Driven by the same silicon manufacturing advances seen in the ASIC market, the density of FPGA's has grown significantly over the past few years. Devices with 100,0000 gates of available logic are now being shipped requiring changes in design methodology similar to those seen in ASIC more than five years ago.
     The PCB market is undergoing significant change as well. The speed of PCBs is increasing rapidly and the number of components on the board is decreasing due to the use of more ASIC's and FPGA's. The PCB design problem has changed from one of verifying the logic design to making sure that the interconnect between components meets rigid timing and physical constraints. To address these problems, Viewlogic introduced ISIS(TM) in 1996. ISIS is a suite of tools, including Viewlogic's Quad XTK(TM) and Prevue(TM) high speed board analysis technology, for electronic design engineers involved in high speed PCB and systems design. ISIS provides the tools needed to concurrently design both high speed logic and PCB interconnect.
     The traditional offering of the Systems Group is solutions optimized for the Computer Aided Engineering (CAE) portion of the board design process. This includes design entry and analysis, simulation, library and data management and interfaces to physical design implementation. This is where at least 50% of the board design process takes place. Viewlogic offers two product lines targeted at this segment: Powerview(R) and Workview Office(R). The Powerview product family consists of a broad range of tools integrated into a comprehensive CAE solution and is based on an open, standards-based environment. Powerview operates on the UNIX operating system and most major industry hardware platforms.
     Workview Office was introduced in December 1995 and is targeted at providing a comprehensive CAE solution operable on the rapidly growing Windows NT operating systems. Workview
Office combines UNIX-level performance with substantially improved levels of tool interoperability on the PC platform. Significant advancements in Personal Computer (PC) performance together with new capabilities and robustness of the NT operating system have made PC/ NT the operating platform of choice for many customers. In fact, market research predicts that the PC-based
EDA market will reach $400 million by the year 2000. As in the Powerview product line, Workview Office combines Viewlogic's advanced technology into complete solutions which run on the PC.
The Company believes it is well positioned to take advantage of the rapid growth in this market.

SOFTWARE GROUP

     Viewlogic's Software Group was founded in October 1996 and strengthened in February of 1997 with the acquisition of Eagle Design Automation ("Eagle"). Eagle was the first company to deliver hardware (HW)/ software (SW) co-verification solutions and continues to be a leader in this technology. HW/ SW co-verification is the process of simulating the HW and SW component of the electronic system together, before developing a prototype. The group's charter is to provide tools, services and integration to shorten the development time of embedded systems through HW/
SW co-development. The term embedded systems describes electronic designs, either boards or ICs, which include a microprocessor or microcontroller. With the growing software component in embedded systems and the growing size of software programs, HW/ SW integration is becoming a larger part of the overall design cycle. An estimated 50% of the overall embedded systems design time is spent in HW/ SW design and debug, and prototype debug. Hardware and software development is becoming more interdependent making it necessary to consider the interaction earlier in the design cycle. This problem is expected to worsen with the migration toward 32 bit and 64 bit embedded processors.
     Another emerging trend in embedded systems is the use of embedded processors in system ASIC's. System Level Integration
(SLI) ASIC's, as market research firm (Dataquest) refers to them, are defined as an ASIC which includes 100,000 gates of logic, memory and at least one processor. Dataquest predicts that the SLI market will reach $14 billion by the year 2000. When a processor is embedded within the ASIC, designers must perform HW/
SW co-development. The high dollar cost of multiple SLI iterations, in addition to the time to market penalty, will make hardware/ software co-verification of system level ASIC's essential. Viewlogic believes this is a very strategic technology for the Company. Major products developed by the Software Group include Eaglei(TM) which is used for full system integration testing and EagleV(TM) which is used for verification of embedded processors within an ASIC.

ADVANCED DEVELOPMENT GROUP

     Viewlogic's Advanced Development Group was formed in October of 1996. It is chartered with investigating which new technologies will be required in the next two to five years and then performing the initial technical feasibility study and preliminary research and development. The Advanced Development Group is not charged with specific product development and delivery, but is responsible for developing algorithms and new technology. These technologies will then be incorporated into new products developed and supported by the Company's product groups. The Advanced Development Group does primary research onsite and also works with leading research groups and individuals within academia and industry.

PRODUCT PACKAGING, LICENSING AND PRICING

     The Company generally licenses its products for use on a single computer or for network use for a one-time fee. The end-user license fee depends on the exact configuration and features selected by the customer. The Company offers individual tools and solution packages specifically tailored for each of several electronic design categories including ASIC, FPGA, PCB, system and software design. For UNIX-based systems, each of these solutions bundles the design framework with a collection of tools and library support, targeted at solving a particular design problem.
     A range of capabilities is offered from basic design entry to advanced solutions packages for sophisticated design needs. For example, Powerview pricing ranges from $12,000 to $150,000 for packages. Workview Office pricing ranges from $2,000 to $55,000. Motive and XTK pricing on Unix Workstations range from $24,000 to $55,000. TestGen licenses for a single computer range from $95,000 to $150,000. Prices for the Chronologic VCS Simulator range from $20,000 to $40,000.

SALES

     Viewlogic has developed multiple distribution channels, including a direct sales organization, telesales, independent distributors, VARs, and strategic sales alliances with certain significant semiconductor and PCB layout software vendors.
     DIRECT SALES ORGANIZATION - The Company markets its products in North America, Europe and Japan primarily through a direct sales organization, which consisted of 222 salespersons and applications engineers as of February 28, 1997. The Company currently has 29 sales offices located throughout North America, Europe, Japan, India and the Far East.
     Direct sales teams, consisting of one salesperson and one applications engineer, focus on large accounts in assigned territories. These sales teams are responsible for all sales activities within their assigned territories and coordinate the activities of distributors, VARs and Silicon Design Alliance
(SDA) and PCB Design Alliance (PDA) partners. Applications engineers specializing in certain products are assigned to each sales territory and support individual sales teams. Each member of the Company's direct sales and support teams is assigned sales quotas and has a significant portion of his or her compensation based on sales performance. Approximately 50% and 30% of expected compensation for salespersons and application engineers, respectively, is typically based on sales performance.
     A Telesales channel was established in 1993 to complement the sales activities of the direct sales organization and the North American based VAR channel. The telesales channel consists of telesales representatives covering assigned geographic territories in North America. These representatives are an inside counterpart to the field, focusing on upgrading and servicing the installed customer base. They provide sales support for renewal maintenance, handle all sales operations of Viewlogic's
University Program and otherwise upgrade existing customers by selling additional seats and "after market" components. Approximately 45% of expected compensation for a telesales representative is based on sales performance.
     DISTRIBUTORS - Viewlogic appoints independent distributors to market its products to customers not served by the Company's direct sales organization. Viewlogic uses distributors as its principal distribution channel in much of Asia, and currently has distributors covering Israel, Taiwan, Korea, Australia,
Singapore, China and India. Distributors are also appointed in the United States, Japan and Europe to supplement the Company's direct sales efforts by focusing on customers not served by direct sales teams.
     VAR - The Company has established a broad-based VAR distribution network. This group primarily focuses on selling Viewlogic's Workview Office tools to the small and medium size accounts of electronic engineers in North America.
     STRATEGIC SALES ALLIANCES - Viewlogic has established strategic relationships with certain significant semiconductor suppliers who resell Viewlogic products along with their own proprietary design kits as part of Viewlogic's SDA. These partners include Actel Corporation, Altera Inc., Motorola Inc., Xilinx Inc., American Telephone & Telegraph Company, Atmel, NEC Corporation, Lattice Semiconductor Corporation and Matsushita

Electric Corporation. The Company believes that the SDA program has allowed Workview Office to become widely used in the FPGA design area. The SDA program has also facilitated the creation of a significant installed base of the Company's products by utilizing the sales organizations of the Company's partners, many of which have greater sales and marketing resources than Viewlogic. Viewlogic has established a similar alliance called Viewlogic's PDA, with certain major PCB CAD companies, including Harris EDA, Inc. and Zuken-Redac Ltd., who resell a range of Viewlogic products along with their CAD design tools. Additionally, Viewlogic is an OEM supplier to PADs Software and Anacad, a subsidiary of Mentor Graphics. The Anacad partnership also includes Viewlogic supplying its VCS Verilog simulator to Anacad. Certain Quad products are resold on an OEM basis through Intergraph Corporation, Racal-Redac and Mentor Graphics who sell these tools in conjunction with their own design automation solutions.

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on enhancing and broadening its current line of products, including the development of new products and the release of improved versions of existing products on a regular basis. Most of the Company's new products to date have represented the evolution of its core Workview Office and Powerview product lines, plus ongoing developments leveraging resources and technologies gained in recent acquisitions and partnerships. The Company also maintains research programs in a number of advanced technical areas including logic synthesis, simulation technology, VHDL simulation, timing analysis, signal integrity, test, database development and frameworks, which may generate future EDA software products and consulting services. As of February 28, 1997, the Company's product development and customer support staff consisted of 276 persons. The Company's product development staff receives support from both the Company's engineering services personnel and its product and industry marketing organization to enable it to develop products that satisfy market requirements.
     The Company maintains cooperative relationships with most major hardware vendors on which the Company's products operate, as well as with new hardware vendors who desire the Company to port its products to their systems. Viewlogic believes that these relationships allow it to design products that respond to emerging trends in computing, graphics and networking technologies. In certain instances, these relationships include joint marketing agreements which primarily outline a procedure for communication between Viewlogic and the vendor with respect to technology and possible sales leads.
     During 1994, 1995 and 1996 Viewlogic's research and development expenses were $20,255,000, $22,644,000, and $27,412,000, respectively. The Company believes that it must continue to commit substantial resources to enhance and extend its product line to remain competitive. The Company intends to continue to devote substantial resources to its internally-funded product development and, if appropriate, to enter into development agreements with third-parties.

SERVICE AND SUPPORT

     A key part of Viewlogic's strategy to help make its customers successful is to provide a wide range of support services including on-site and hot-line support for designers, in-house and on-site training on all products and consulting services for specialized tool development, tool and methodology training and design work. The Company believes its focus on customer service has helped it achieve a high degree of customer satisfaction.
     Product support is provided pursuant to maintenance agreements which extend for one year after the expiration of the product warranty, which is generally thirty days, and are renewable annually thereafter. The annual standard maintenance fee charged to end-user customers is currently 15% of the then-current list price for the product. The Company's distributors and strategic sales partners charge their end-user customers for maintenance and remit a negotiated portion to the Company. Historically, approximately 80% of Viewlogic's customers have renewed their maintenance agreements annually. Training and consulting services are generally not included in the Company's software license or maintenance fees and are usually provided on a separately negotiated basis.
     PRODUCT REVISIONS AND UPGRADES - Customers with maintenance agreements receive all product revisions without additional charge. Product upgrades, which add significant new product functionality, are provided to customers for a fee equal to the difference between the list price for such upgrade and the license fee previously paid by the customer for the applicable product. Viewlogic also provides a credit to customers of its SDA and PDA partners, who desire to upgrade to full-functionality Workview Office or Powerview systems.

     ON-SITE AND HOT LINE SUPPORT - Support is available to the Company's software users on both a pre- and post-sale basis. Application engineers work directly with the Company's direct sales force to provide on-site support that is often needed during critical stages of the user's evaluation and design process.
     The majority of the Company's customers requiring support contact the Company through Viewlogic's toll-free hot-lines, which put users directly in touch with engineers who are knowledgeable in the use of the product. Support is available from 8:30 a.m. to 8:00 p.m. eastern time, Monday through Friday. In addition to the Viewlogic hot-line, questions or suggestions can be submitted by fax, an electronic bulletin board or the Internet network mail system.
     In addition, post-sales product application support is provided to customers through a series of automated support channels:
- quarterly Technical Support Newsletter providing answers to common questions,
- electronic bulletin board system providing a forum for exchanging data and ideas and
- fax-on-demand system enabling customers to retrieve faxes of technical application notes.

     An automatic call distribution system transparently connects North American support-callers with technical support engineers based in Marlboro, Massachusetts and Fremont, California. Additionally, technical support engineers based in Massachusetts, California, the United Kingdom and Japan have immediate access to shared, problem-solving technical information via a sophisticated on-line software support system.
     CUSTOMER TRAINING - The Company offers a variety of training programs for users ranging from introductory, broad-based courses to advanced and specialized courses. Training is offered at the Company's facilities in Marlboro, Massachusetts, Fremont, California, London, Tokyo, Marseilles and Munich. On-site training is also available.
     VIEWLOGIC CONSULTING SERVICES - The Viewlogic Consulting Services Group (VCSG) is a global consulting organization staffed by experts in electronic design. VCSG's goal is to meet the diverse and demanding needs of customers designing today's complex IC's, boards, and systems. VCSG provides a complete line of consulting services including training, product jumpstart programs, methodology assessment and re-engineering, custom software development and partial or full design implementation. Other specialized services include systems integration, design database translation, and custom library development.

CUSTOMERS

     Over 51,000 Viewlogic systems have been sold to approximately 3,500 companies. End-users of the Company's products range from small companies to some of the world's largest manufacturing organizations. Industries represented include computers, consumer electronics, semi-conductors, telecommunications, military/ defense, aerospace, industrial, medical equipment and universities.

COMPETITION

     The EDA software industry is highly competitive and is characterized by rapidly advancing technology. In order to maintain or improve its position in this industry, the Company must enhance its current products continually and develop and introduce new products which address the rapidly changing needs of the marketplace.
     The Company's competitors consist of large companies, many of which have greater market share and substantially greater financial and other resources than the Company; emerging companies with new and innovative technology; and customers who develop their own EDA tools.
     The Company believes that it competes effectively in the EDA market on the basis of product functionality, price/performance characteristics, product portability, ease of product use and support services. However, there can be no assurance that the Company will be able to continue to compete effectively in the EDA market or that its profitability or financial performance will not be adversely affected by increased competition.

PROPRIETARY RIGHTS

     The Company relies on a combination of contracts, patents, copyright and trade secret law to establish and protect proprietary rights in its technology. The Company licenses and distributes its products under written agreements providing for non-exclusive licenses. The licensed software may be used solely for internal operations on designated computers at specified sites. The source code of the Company's products is protected both as a trade secret and as an unpublished copyrighted work and is not made available to third-parties. Despite these precautions, it may be possible to unlawfully copy or otherwise obtain and use the Company's products or technology without authorization.
     The Company believes that, due to the rapid pace of innovation within the CAE software industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.
     The Company currently has two patents and six pending patent applications.
     The Company has registered Viewlogic, Powerview, Workview Office, ViewScript, ViewPLD, ViewDraw, ViewBase, ViewPlace,
ViewFPGA, ViewSynthesis, ViewFlow, WorkviewPLUS and other trademarks in the United States and in various foreign countries.
The Company's United States trademark registrations have terms of ten to twenty years and are renewable indefinitely for additional ten-year terms so long as the Company continues to use the trademarks subject to such registrations. The Company also asserts common law trademark protection for certain of its products.

BACKLOG

     The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of February 28, 1997, the Company had 693 employees, including 280 in marketing and sales, 207 in product research and development, 115 in customer support, consulting and training, 24 in manufacturing and sales administration and 67 in general and administrative activities. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

              EXECUTIVE OFFICERS OF THE REGISTRANT

The current Executive Officers of the Company are as follows:

NAME               AGE     POSITION
----               ---     --------
Alain J. Hanover    48     Chairman of the Board of Directors
William J. Herman   37     President, Chief Executive Officer and Director
David A. Adey       50     Vice President, Human Resources
Ronald R. Benanto   48     Senior Vice President of Finance, Chief
                           Financial Officer and Treasurer
David P. Burow      44     Group Vice President, ASIC Group
Gordon B. Hoffman   53     Group Vice President, Software Group and Director
Peter T. Johnson    49     Vice President, General Counsel and Secretary
Harold E. Julsen    56     Senior Vice President of World-wide Sales
Richard G. Lucier   37     Group Vice President, Systems Group
Lawrence M. Rubin   43     Group Vice President, Advanced Development Group
Shiv Tasker         37     Senior Vice President, Corporate Marketing and
                           Consulting Services

     Mr. Hanover, a founder of the Company, has served as Chairman of the Board of the Company since its organization in October l984. He served as the Company's Chief Executive Officer from its organization to January 1997 and as President from its organization to January 1996. From February 1980 to September 1984, he was the Manager of the VLSI Advanced Development Group at Digital Equipment Corporation. On January 30, 1997, Mr. Hanover announced his resignation as Chairman of the Board, effective May 13, 1997.
     Mr. Herman, a founder of the Company, has served as the President and Chief Executive Officer since January 1997, as President and Chief Operating Officer of the Company from January 1996 to January 1997 and as Executive Vice President and Chief Operating Officer of the Company from March 1995 to January 1996. He previously served as Senior Vice President of Engineering of the Company from May 1991 to November 1992 and as Vice President of Engineering of the Company from 1988 to 1991. From February 1994 to March 1995, Mr. Herman was President of Silerity, Inc., a computer-aided engineering software company. Mr. Herman served as President of Scopus Technology, Inc., a computer software company, from 1992 to February 1994.
     Mr. Adey joined Viewlogic in April 1996 as Vice President, Human Resources. Previously, he served for 8 years as Senior Vice President, Administration at LTX Corporation, an automatic test equipment company, where he was responsible for worldwide Human Resources, Management Information Systems, and Facilities. From 1978 through 1988, Mr. Adey was Corporate Vice President, Human Resources for M/A-Com Inc, a global telecommunications company. He has also held Human Resources positions in Digital Equipment Corporation and Bethlehem Steel Corporation.
     Mr. Benanto joined Viewlogic as Senior Vice President of Finance, Chief Financial Officer and Treasurer in October 1991. Previously, he served for three years as Vice President, Finance and Operations and Chief Financial Officer at Symbolics, Inc., an artificial intelligence company. During 1988, Mr. Benanto was the President, Chief Executive Officer and Chief Financial Officer of Infoplus, Inc., an electronic publishing company. From September 1985 through January 1988 he served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Data Architects, Inc., a financial services software company.
     Mr. Burow has served as Group Vice President of the Company's ASIC Group since October 1996. He joined Viewlogic in August 1995 as the Group Vice President of the High Level Design Group from the Silicon Architects Group of Synopsys. Prior to the acquisition by Synopsys in May 1995, he served in several key management roles from October 1991 at Silicon Architects, a company that offered ASIC design technology, including its own EDA tools and libraries. Preceding Silicon Architects, Mr. Burow held other management positions within the EDA and semiconductor industries including: President of CrossCheck, a test company from August 1989 to July 1991; General Manager of the Analog Division at Dazix; and President of Simucad, Inc., a simulation company.
     Mr. Hoffman joined Viewlogic in February 1997 as Group Vice President of the Software Group with the acquisition of Eagle, which he co-founded in 1994 and served as President and CEO. He has also served as a Director of Viewlogic since 1992. Prior to founding Eagle, he was a Partner in Technologies and Transitions Corp., a consulting firm, from 1991 to 1994. Previously he was Director of Systems Engineering Programs for Mentor Graphics, which he joined in 1987 with the acquisition of Caedent Corporation, where he was founder, CEO, and President from 1985 to 1987. Prior to this position he served in senior management roles at United Technologies Corporation and Mostek Corporation over a 13-year period.
     Mr. Johnson joined Viewlogic in June 1995 as Vice President and General Counsel. From June 1993 to February 1995 he served as General Counsel and Secretary at Phoenix Technologies LTD.
Mr. Johnson was the General Counsel and Vice President of Finance and Administration at Bitstream, Inc., a software company, from 1988 to 1993.
     Mr. Julsen joined Viewlogic in October 1995 as Senior Vice President of World-wide Sales. Prior to joining Viewlogic, he served as Senior Vice President of Sales from September 1993 to 1995 at Frame Technology Corporation. From 1988 to 1993 Mr. Julsen was Senior Vice President of Sales and Marketing at Iomega Corporation.
     Mr. Lucier joined Viewlogic in 1986 and has held the position of Group Vice President of the Systems Group since October 1996. From January 1995 to October 1996 he served as the Group Vice President of the PC Group. From 1986 to 1995 he has held numerous positions within Viewlogic including Vice President of Product Engineering, Director of Viewlogic's Consulting Services Group, Product Marketing Manager and Engineering Manager of the Systems and Core groups.

     Mr. Rubin has served as Group Vice President of the Company's Advanced Development Group since October 1996. Previously he served as Group Vice President of the Quad Design Group. He joined the Company after its 1993 acquisition of Quad Design Technology, Inc. where he was a founder and its president since its inception in 1987.
     Mr Tasker joined Viewlogic in May 1996 as Senior Vice President of Corporate Marketing. He was also appointed Senior Vice President of Consulting Services in October 1996. Before joining Viewlogic, he held various management positions at Cadence Design Systems, Inc. from 1991 to 1996, including Vice President - Practice Development, Vice President and General Manager, Systems Group and Vice President, Marketing System Design Division. Prior to that he held various marketing positions at Valid Logic Systems, Inc. from 1988 to 1991, before Valid was acquired by Cadence. Previously, he worked for Intergraph Corporation from 1982 to 1988 in various engineering and marketing roles.


ITEM  2.   PROPERTIES.

      The Company occupies 101,634 square feet of space at its headquarters in Marlboro, Massachusetts under a lease expiring in 2002, subject to the Company's right to extend for up to six additional years. The Company also leases 57,567 square feet in
Fremont, California for its ASIC Group, 10,547 square feet in Cupertino, California for its Chronologic subsidiary, 16,965 square feet in San Jose, California for its Western Sales operations, 21,000 square feet in Camarillo, California for the Advanced Development Group, 13,829 square feet of office space in the United Kingdom, 9,800 square feet in India and a number of small sales and support offices in 27 additional locations in North America, Europe and Asia.


ITEM  3.   LEGAL PROCEEDINGS.

     Not Applicable.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1996.

                             PART II

ITEM  5.    MARKET  FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
            STOCKHOLDER MATTERS.

      The Common Stock of Viewlogic Systems, Inc. has been traded on the Nasdaq National Market System under the symbol of VIEW since December 17, 1991. Prior to December 17, 1991, the
Company's Common Stock was not publicly traded. On March 19, 1997, the closing price of the Company's Common Stock as reported on the Nasdaq National Market System was $15.50 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported by the Nasdaq National Market System.

                                    l996
                             -----------------
                              High       Low
                              ----       ---
Fourth Quarter..........     $11.50     $ 8.63
Third Quarter...........     $14.50     $10.50
Second Quarter..........     $17.23     $11.63
First  Quarter..........     $11.25     $ 9.63

                                    l995
                             -----------------
                              High       Low
                              ----       ---
Fourth Quarter..........     $13.50     $ 9.75
Third Quarter...........     $15.13     $11.75
Second Quarter..........     $13.38     $ 8.56
First  Quarter..........     $10.63     $ 8.00

      On March 19, 1997, the Company had approximately 735 stockholders of record. The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEMS  6-8.

     The information required for Items 6-8 in this Annual Report on Form 10-K is incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is appended to this Annual Report on Form 10-K. Such information contained in the Annual Report to Stockholders is under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements", "Selected Quarterly Financial Data" and "Five-Year Summary of Selected Financial Data".

ITEM  9.   CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.
                               10

                            PART III

ITEMS  10-13.

      The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information is contained in the sections of such proxy statement captioned "Election of Directors", "Board and Committee Meetings", "Compensation of Executive Officers", "Compensation of Directors", "Stock Ownership of Certain Beneficial Owners and Management", "Compliance with Section 16 Reporting Requirements" and "Certain Transactions". Information regarding executive officers of the Company is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

                             PART IV

ITEM   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM  8-K.

(a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1996 Annual Report to Stockholders.

                                                                   Page
                                                                   ----
     1.   The following financial statements (and related
          notes) of the Company are incorporated by
          reference from the Company's 1996 Annual Report
          to Stockholders.

          Consolidated Balance Sheets at December 31,1996           17*
          and 1995

          Consolidated Statements of Operations for the             18*
          Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for       19*
          the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the             20*
          Years Ended December 31, 1996, 1995 and 1994

          Notes to the Consolidated Financial Statements            21*

          Independent Auditors' Report                              29*

      *   Refers to page number of 1996 Annual Report to Stockholders

     2.   The Schedule listed below and the Independent
          Auditors' Report are filed as part of this Annual
          Report on 10-K.

          (i)  Independent Auditors' Report                         S-1

          (ii) Schedule VIII - Valuation and Qualifying Accounts    S-2

     3. All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     4. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K.

       No reports on Form 8-K have been filed during the last quarter of 1996.

(c)    Exhibits.

       EXHIBIT
       NUMBER    DESCRIPTION
--------------   -------------------------------------------

       3.1       Restated Certificate of Incorporation of the Company.

       3.2 Amendment to the Restated Certificate of Incorporation of the Company.

       3.3       Amended and Restated By-Laws of the Company.

       4         Specimen Certificate of Common Stock of the Company.

      10.1       1991 Restated Stock Option Plan.

      10.2       Amendment to 1991 Restated Stock Option Plan.

      10.3       1991 Outside Directors' Stock Option Plan.

      10.4 Office Lease Standard Form dated November 16, 1989 between Rosewood III Associates Limited Partnership and the Company, First Lease Amendment thereto dated
                 June 15, 1990 and Second Lease Amendment thereto, dated August 22, 1991.

      10.5       Third Lease Amendment dated October 30, 1991 and Fourth
                 Lease Amendment dated September 17, 1993 to the Office
                 Lease Standard Form dated November 16, 1989 between
                 Rosewood III Associates Limited Partnership and the
                 Company, as amended.

      10.6       Investment Agreement by and among the Company, Transitions
                 Three, Limited Partnership, Eagle Design Automation, Inc.,
                 Gordon B. Hoffman and Geoffrey J. Bunza, dated
                 December 6, 1994.

      10.7 Shareholders' Agreement by and among the Company, Transitions Three, Limited Partnership, Eagle Design
                 Automation, Inc., Gordon B. Hoffman and Geoffrey J.
                 Bunza, dated December 6, 1994.

      10.8       Fifth Lease Amendment dated February 7, 1995 and Sixth
                 Lease Amendment dated February 13, 1996 to the Office Lease
                 Standard Form dated November 16, 1989 between Rosewood III
                 Associates Limited Partnership and the Company, as amended.

      10.9       1996 Outside Director's Stock Option Plan.

      10.10      1996 Employee Stock Purchase Plan.

      10.11 Stock Purchase Agreement among the Company, Silerity, Inc., and the Stockholders of Silerity, Inc, dated March 27, 1995 and the Amendment to that Stock Purchase Agreement dated
                 December 15, 1995.


      10.12      Revolving Credit Agreement dated as of March 1, 1996 between
                 Silicon Valley Bank and the Company.

      10.13      Agreement by and among the Company, Eagle Design Automation,
                 Inc. ("Eagle"), Transitions Three, Limited Partnership and certain of the shareholders of Eagle, dated as of December 17, 1996.

      10.14      Stock Purchase Agreement by and among the Company, Eagle
                 Design Automation, Inc. ("Eagle") and all of the shareholders of Eagle, dated as of February 19, 1997.

      10.15      Seventh Lease Amendment dated October 30, 1996 to the
                 Office Lease Standard Form dated November 16, 1989 between
                 Rosewood III Associates Limited Partnership and the Company, as amended.

      11         Statement regarding computations of per share earnings.

      13         Annual Report to Stockholders for the year ended
                 December 31, 1996 which shall not be deemed to be "filed" except for portions expressly incorporated herein by reference.

      21         Subsidiaries of the Company.

      23         Independent Auditors' Consent.

      27         Financial Data Schedule.

                               13

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIEWLOGIC SYSTEMS, INC.

                                   By: /s/ William J. Herman
                                       ----------------------
                                       William J. Herman
                                       President and
                                       Chief Executive Officer

                                   Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                  Date

                                                           )
/s/ William J. Herman     President, Chief Executive       )
---------------------     Officer and Director             )
William J. Herman         (principal executive officer)    )
                                                           )
/s/ Ronald R. Benanto     Senior Vice President of Finance,)
---------------------     Chief Financial Officer and      )
Ronald R. Benanto         Treasurer (principal financial   )
                          and accounting officer)          )
                                                           ) March 28, 1997
/s/ Alain J. Hanover      Chairman of the Board            )
--------------------                                       )
Alain J. Hanover                                           )
                                                           )
/s/ Gregory T. George     Director                         )
---------------------                                      )
Gregory T. George                                          )
                                                           )
/s/ Gordon B. Hoffman     Director                         )
---------------------                                      )
Gordon B. Hoffman                                          )
                                                           )
/s/ Larry E. Reeder       Director                         )
-------------------                                        )
Larry E. Reeder                                            )
                                                           )
/s/ Gregory A. White      Director                         )
--------------------                                       )
Gregory A. White                                           )
                                                           )
/s/Allyn C. Woodward,Jr.  Director                         )
------------------------                                   )
Allyn C. Woodward, Jr.                                     )


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Viewlogic Systems, Inc.

Marlboro, Massachusetts

We have audited the consolidated financial statements of Viewlogic Systems, Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated January 29, 1997 (February 19, 1997 as to the second paragraph of Note 3); such consolidated financial statements and report are included in your 1996 Annual Report to stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Viewlogic Systems, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
January 29, 1997
                                 S-1

                                                               Schedule II

                 VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)
---------------------------------------------------------------------------

               Balance at   Charged to   Charged                  Balance
               beginning    costs and    to other                 at end
Description    of period    expenses     accounts   Deductions    of period
---------------------------------------------------------------------------

1994
Allowance for
doubtful
accounts         $  716      $1,803                 $(1,657)(a)     $  862
                 ------      ------                 -----------     ------
1995
Allowance for
doubtful
accounts         $  862      $  589                 $  (236)(a)     $1,215
                 ------      ------                 -----------     ------
1996
Allowance for
doubtful
accounts         $1,215      $  372                 $   (84)(a)     $1,503
                 ------      ------                 -----------     ------

(a) Represents amounts written off.

                                  S-2

                          EXHIBIT INDEX


     The following exhibits are filed as part of this Annual
     Report on Form 10-K.

     EXHIBIT
     NUMBER    DESCRIPTION                                             PAGE
------------   ------------------------------------                    ----

      3.1(1)   Restated Certificate of Incorporation of the Company.     --

      3.2(2)   Amendment to the Restated Certificate of Incorporation    --
               of the Company.

      3.3(3)   Amended and Restated By-Laws of the Company.              --

      4(3)     Specimen Certificate of Common Stock of the Company.      --

    *10.1(3)   1991 Restated Stock Option Plan.                          --

    *10.2(4)   Amendment to 1991 Restated Stock Option Plan.             --

    *10.3(3)   1991 Outside Directors' Stock Option Plan.                --

     10.4(3)   Office Lease Standard Form dated November 16, 1989
               between Rosewood III Associates Limited Partnership
               and the Company, First Lease Amendment thereto dated
               June 15, 1990 and Second Lease Amendment thereto,
               dated August 22, 1991.                                    --

     10.5(2)   Third Lease Amendment dated October 30, 1991 and
               Fourth Lease Amendment dated September 17, 1993 to
               the Office Lease Standard Form dated November 16,
               1989 between Rosewood III Associates Limited
               Partnership and the Company, as amended.                  --

     10.6(4)   Investment Agreement by and among the Company,
               Transitions Three, Limited Partnership, Eagle Design
               Automation, Inc., Gordon B. Hoffman and Geoffrey J.
               Bunza, dated December 6, 1994.                            --

     10.7(4)   Shareholders' Agreement by and among the Company,
               Transitions Three, Limited Partnership, Eagle Design
               Automation, Inc., Gordon B. Hoffman and Geoffrey J.
               Bunza, dated December 6, 1994.                            --

     10.8(5)   Fifth Lease Amendment dated February 7, 1995 and
               Sixth Lease Amendment dated February 13, 1996 to the
               Office Lease Standard Form dated November 16, 1989
               between Rosewood III Associates Limited Partnership
               and the Company, as amended.                              --

    *10.9(5)   1996 Outside Director's Stock Option Plan.                --

    *10.10(5)  1996 Employee Stock Purchase Plan.                        --

     10.11(5)  Stock Purchase Agreement among the Company, Silerity,
               Inc., and the Stockholders of Silerity, Inc, dated
               March 27, 1995 and the Amendment to that Stock
               Purchase  Agreement dated December 15, 1995.              --


     10.12(5)  Revolving Credit Agreement dated as of March 1,
               1996 between Silicon Valley Bank and the Company.         --

     10.13(6)  Agreement by and among the Company, Eagle Design
               Automation, Inc. ("Eagle"), Transitions Three,
               Limited Partnership and certain of the shareholders
               of Eagle, dated as of December 17, 1996.                  --

     10.14(6)  Stock Purchase Agreement by and among the Company,
               Eagle Design Automation, Inc. ("Eagle") and all of
               the shareholders of Eagle, dated as of
               February 19, 1997.                                        --

     10.15     Seventh Lease Amendment dated October 30, 1996 to
               the Office Lease Standard Form dated November 16,
               1989 between Rosewood III Associates Limited
               Partnership and the Company, as amended.                  19

     11        Statement regarding computations of per share
               earnings.                                                 22

     13        Annual Report to Stockholders for the year ended
               December 31, 1996 which shall not be deemed to be
               "filed" except for portions expressly incorporated
               herein by reference.                                      23

     21        Subsidiaries of the Company.                              59

     23        Independent Auditors' Consent.                            60

     27(7)     Financial Data Schedule.                                  --

------------

  (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

  (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  (3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-43668).

  (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  (6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 5, 1997.

  (7) In electronic version only.

  * Management Contract or Compensatory Plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   18