Form 10-Q
period 1997-03-31
VIEWLOGIC SYSTEMS INC /DE/
filed 1997-05-14
CIK 880594

--------------------------------------------------------------
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549
                         -----------
                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended        Commission file number
      MARCH 31, 1997                     0-19730
      --------------                     -------

                   VIEWLOGIC SYSTEMS, INC.
                   -----------------------
   (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                          04-2830649
          --------                          ----------
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)            Identification No.)

293 BOSTON POST ROAD WEST
MARLBORO, MASSACHUSETTS                        01752-4615
-----------------------                        ----------
(Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (508)480-0881
     -----------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X            No
        ---------          ----------
     The number of shares outstanding of each of the issuer's classes of common stock, as of:

     DATE                      CLASS               OUTSTANDING SHARES
April 30, 1997     Common stock, $.01 par value        16,585,318

                   VIEWLOGIC SYSTEMS, INC.
                          FORM 10-Q
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                      TABLE OF CONTENTS

                                                          Page
                                                          ----
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Statements of
           Operations for the Three Months Ended
           March 31, 1997 and 1996                         1

           Condensed Consolidated Balance Sheets
           as of March 31, 1997 and December 31, 1996      2

           Condensed Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1997 and 1996                         3

           Notes to Condensed Consolidated
           Financial Statements                            4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.                                     6



PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.               11

           SIGNATURES                                      12

PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                             (unaudited)

                                               Quarter Ended March 31,
                                               ----------------------
                                                 1997         1996
                                                 ----         ----
Revenue:
   Software                                    $19,446       $17,450
   Services and other                           13,125        11,362
                                               -------       -------
      Total revenue                             32,571        28,812
                                               -------       -------
Costs and expenses:
   Cost of software                              2,634         2,324
   Cost of services and other                    3,611         3,249
   Selling and marketing                        14,719        14,016
   Research and development                      7,958         6,173
   Purchased research and development            5,500
   General and administrative                    2,174         2,489
                                               -------       -------
      Total operating expenses                  36,596        28,251
                                               -------       -------
Income (loss) from operations                   (4,025)          561
                                               -------       -------
Other income:
   Interest income, net                            533           385
   Other income, net                             1,658            44
                                               -------       -------
      Total other income                         2,191           429
                                               -------       -------
Income (loss) before income taxes               (1,834)          990

Provision for income taxes                       1,411           381
                                               -------       -------
Net income (loss)                              ($3,245)         $609
                                               =======       =======

Income (loss) per common share:
   Net income (loss)                            ($0.19)        $0.04
                                               =======       =======
Weighted average number of common
   and common equivalent shares
   outstanding                                  17,438        16,883
                                               =======       =======

    See Notes to Condensed Consolidated Financial Statements.

             VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                                March 31,    December 31,
                                                  1997           1996
                                                ---------    -----------
                                               (unaudited)
Assets:
  Current assets:
     Cash and cash equivalents                   $32,731       $41,297
     Marketable securities                        20,813        20,482
     Accounts receivable (less allowance
       for doubtful accounts, $1,888 in
       1997 and $1,503 in 1996)                   27,846        32,507
     Prepaid expenses and other                    6,447         6,779
     Deferred income taxes                           303           302
                                                 -------       -------
        Total current assets                      88,140       101,367
                                                 -------       -------
  Marketable securities - non-current              6,992         5,565
                                                 -------       -------
  Property and equipment:
     Equipment                                    27,108        25,360
     Furniture and fixtures                        3,760         3,625
                                                 -------       -------
        Total                                     30,868        28,985
     Less accumulated depreciation                16,389        15,236
                                                 -------       -------
        Property and equipment - net              14,479        13,749
                                                 -------       -------
  Other assets:
     Capitalized software costs - net              5,939         5,724
     Purchased technology - net                    3,037         2,261
     Goodwill - net                                2,401         1,582
     Deposits and other                            1,053           961
                                                 -------       -------
        Total other assets                        12,430        10,528
                                                 -------       -------
        Total                                   $122,041      $131,209
                                                 =======       =======

Liabilities and stockholders' equity:

  Current liabilities:
     Current portion of capital lease
       obligations                                   $71           $32
     Accounts payable                              2,401         3,232
     Accrued compensation                          6,291        10,684
     Accrued expenses                              5,903         8,551
     Deferred revenue                             23,085        20,323
     Deferred income taxes                                       1,304
                                                 -------       -------
        Total current liabilities                 37,751        44,126
                                                 -------       -------

Deferred income taxes                              4,471         4,609
Capital lease obligations                            231

Stockholders' equity:
     Common stock, $.01 par value                    176           174
     Additional paid-in capital                   75,722        73,944
     Retained earnings                            15,169        18,414
     Unrealized holding gains, net of tax            575         1,470
     Cumulative translation adjustment            (1,486)         (960)
                                                 -------       -------
                                                  90,156        93,042
      Less: Treasury stock, at cost              (10,568)      (10,568)
                                                 -------       -------
        Total stockholders' equity                79,588        82,474
                                                 -------       -------
        Total                                   $122,041      $131,209
                                                 =======       =======

     See Notes to Condensed Consolidated Financial Statements.

            VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (unaudited)

                                         Three Months Ended March 31,
                                         ---------------------------
                                               1997        1996
                                               ----        ----
Cash flows from operating activities:
Net income (loss)                            ($3,245)       $609
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Purchased research and development        5,500
     Depreciation                              1,322       1,168
     Gain on sale of investment               (1,493)
     Amortization of capitalized software
       and purchased technology                  926         626
     Amortization of goodwill                     88          58
     Deferred income taxes                        (1)
     Change in assets and liabilities:
       Accounts receivable                     4,661       3,158
       Prepaid expense and other                 402        (654)
       Accounts payable                         (833)       (287)
       Accrued compensation                   (4,449)       (980)
       Accrued expenses                       (2,795)     (1,335)
       Deferred revenue                        2,162       3,180
                                             -------     -------
          Net cash provided by operating
            activities                         2,245       5,543
                                             -------     -------
Cash flows from investing activities:
     Purchase of marketable securities        (7,647)     (6,287)
     Proceeds from sale of marketable
       securities                              5,949       6,078
     Expenditures for property and equipment  (1,600)     (1,593)
     Capitalized software costs                 (917)       (707)
     Increase in deposits and other              (89)         (3)
     Purchase of Eagle Design
       Automation, Inc. net of cash           (6,573)
                                             -------     -------
          Net cash used in investing
            activities                       (10,877)     (2,512)
                                             -------     -------
Cash flows from financing activities:
     Proceeds from issuance of common stock      904         743
     Proceeds from exercise of stock options     876          60
     Repurchase of common stock                           (3,466)
     Principal payment of capital lease
       obligations                               (35)        (27)
     Repayment of notes to former
       Silerity shareholders                              (2,307)
     Repayment of foreign tax grant           (1,304)
                                             -------     -------
          Net cash provided by (used in)
            financing activities                 441      (4,997)
                                             -------     -------
Effect of exchange rate changes on cash         (375)       (190)
                                             -------     -------
Net decrease in cash and cash equivalents     (8,566)     (2,156)

Cash and cash equivalents, beginning of
  the period                                  41,297      34,387
                                             -------     -------
Cash and cash equivalents, end of the
   period                                    $32,731     $32,231
                                             =======     =======

     See Notes to Condensed Consolidated Financial Statements.

                   VIEWLOGIC SYSTEMS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared by Viewlogic Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, there would have been no material effect on reported earnings per share.

3.   Eagle Design Automation, Inc. Acquisition
     -----------------------------------------
     On February 19, 1997, the Company purchased the 80% of the capital stock of Eagle Design Automation, Inc. ("Eagle") not previously owned for $5,788 in cash and assumption of net liabilities. This acquisition was accounted for as a purchase and the total purchase price of $6,597, including acquisition expenses, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Of the total, $5,500 was allocated to purchased research and development and was charged to expense as of the acquisition date. This allocation resulted in goodwill of $907 which is being amortized over seven years and purchased software of $1,000 to be amortized over five years. In addition, the Company is required to pay the former shareholders of Eagle additional payments based on the sale by the Company of Eagle's products over the three year period beginning after certain sales targets have been met. There are no minimum or maximum payments based on the sale of Eagle's products, however, if current sales projections are met, such additional payments could total approximately $5,500.

     The unaudited consolidated results of operations on a pro forma basis as though the acquisition had occurred as of the beginning of the periods presented are as follows:

                                         Three months ended March 31,
                                         ---------------------------
                                               1997        1996
                                               ----        ----

     Revenue                                 $32,571     $28,812
     Net income (loss)                        (3,658)        163

     Net income (loss) per share             $ (0.21)    $  0.01


     The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Eagle acquistion been consummated as of the above dates, nor are they necessarily indicative of future operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     This discussion may contain certain forward looking statements which involve risks and uncertainties, and the Company's actual results may differ from those discussed.
Some of the factors that might cause such a difference are discussed below. (See "Factors That May Affect Future
Results and Financial Condition.")

RESULTS OF OPERATIONS

     The Company's revenue and net income for the three months ended March 31, 1997 increased 13.0% to $32,571,000 and decreased 632.8% to a net loss of $3,245,000, respectively, from the first three months of 1996. After excluding the non-recurring charge for in-process research and development of $5,500,000 associated with the first quarter acquisition of Eagle Design Automation, Inc. ("Eagle"), net income for the quarter ended March 31, 1997 was $2,255,000. Excluding that non-recurring item and a $1,493,000 pre-tax gain from the sale of an investment, net income for the three months ended March 31, 1997 was $1,337,000, which is a 119.5% increase over the first quarter of 1996. Operating income before the non-recurring item, as a percentage of revenue, was 4.5% in the first quarter of 1997 as compared to 1.9% for the same period of 1996. Revenue increased by 13.0% whereas operating expenses increased by only 10.1%, resulting in the increase in operating income as a percentage of revenue.

     On February 19, 1997, the Company acquired Eagle. The acquisition has been accounted for as a purchase, and accordingly, the condensed consolidated financial statements and management's discussion and analysis reflect the combined operations only after the February 19, 1997 closing date.

     The following table sets forth for the periods indicated the percentage of revenue of certain items in the Company's Condensed Consolidated Statements of Operations.

                          Three Months Ended March 31,
                          ---------------------------
                                 1997       1996
                                 ----       ----

Revenue:                        100.0%     100.0%
  Software                       59.7       60.6
  Services and other             40.3       39.4

Costs and expenses:
  Cost of software                8.1        8.1
  Cost of services and other     11.1       11.3
  Selling and marketing          45.2       48.7
  Research and development       24.4       21.4
  Purchased research and
    development                  16.9
  General and administrative      6.7        8.6
                                -----      -----
      Total operating expenses  112.4       98.1
                                -----      -----

Income (loss) from operations   (12.4)       1.9
Total other income                6.7        1.5
                                -----      -----
Income (loss) before
  income taxes                   (5.7)       3.4
Provision for income taxes        4.3        1.3
                                -----      -----
Net income (loss)               (10.0)%      2.1%
                                =====      =====

Revenue
-------
     The Company's total revenue increased 13.0% to $32,571,000 in the first quarter of 1997 from $28,812,000 in the first quarter of 1996. Software revenue increased by 11.4% to $19,446,000 in the first quarter of 1997 from $17,450,000 in the first quarter of 1996. Services and other revenue for the first quarter of 1997 increased by
15.5% from the same period of 1996 due to the increase in maintenance and customer support revenue from a growing installed base of customers, as well as increased consulting and customization services and increased training programs. The increase in total revenue was due to a 29.1% increase in year-over-year revenues from the Company's ASIC verification solutions, including the Chronologic VCS(TM) simulator, Quad Motive(TM) timing analysis tool, and Sunrise TestGen(TM) tool suite. Revenues on PC platforms, as a percentage of total revenues, grew from 29.7% in the first quarter of 1996 to 30.8% in the same period of 1997, primarily as a result of strong sales of Workview Office(R) on the NT platform. For the immediate future, the Company anticipates that the rate of growth of services and other revenue will be at least equal to the software revenue growth rate.

     International revenue represented 38.3% of revenue in the first quarter of 1997 compared to 33.6% of revenue in the same period of 1996. This increase was primarily due to strong sales in Europe, where revenues increased 64.8% from the first quarter of 1996 to the first quarter of 1997.

Cost of Revenue
---------------
     Cost of software revenue increased 13.3% to $2,634,000 in the first quarter of 1997 from $2,324,000 in the first quarter of 1996, primarily due to increased amortization of capitalized software. This increase resulted in the increase in cost of software, as a percentage of software revenue, from 13.3% in the first quarter of 1996 to 13.5% in the same period of 1997.

     Cost of services and other revenue increased 11.1% to $3,611,000 in the first quarter of 1997 from $3,249,000 in the first quarter of 1996 due to increased personnel-related costs and outside consulting fees to grow the Company's consulting business, partially offset by the absence in 1997 of subcontracting costs associated with a major outsourcing contract. These net increases in cost of services and other revenue were offset by a larger increase in service and other revenue, which resulted in the decrease in cost of services and other revenue as a percentage of services and other revenue from 28.6% in the first quarter of 1996 to 27.5% for the same period in 1997.

Selling and Marketing Expenses
------------------------------
     Selling and marketing expenses increased 5.0% to $14,719,000 in the first three months of 1997 from $14,016,000 in the same period of 1996. The increase in 1997 is primarily due to higher personnel-related costs due to an increase in the number of worldwide sales and marketing personnel from 260 in March 1996 to 297 in March 1997, as well as an increase in commission expense on higher revenues. This increase is partially offset by a decrease in selling and marketing costs in Japan caused primarily by a favorable change in the exchange rate. Selling and marketing expenses, as a percentage of revenue, decreased from 48.7% in the first quarter of 1996 to 45.2% for the first quarter of 1997.

Research and Development Expenses
---------------------------------
     Research and development costs increased 28.9% to $7,958,000 in the first quarter of 1997 compared to $6,173,000 in the same period of the prior year. This increase primarily reflects higher personnel and outside consulting-related costs associated with the development of new products and enhancement of existing products, including the establishment of a research and development facility in India in the fourth quarter of 1996. Research and development expenses, as a percentage of revenue, increased from 21.4% in the first quarter of 1996 to 24.4% in the first quarter of 1997.

     The Company capitalized software development costs of $917,000 and $707,000 in each of the first quarters of 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represent 10.3% of total product development costs in both the first quarter of 1997 and 1996. Capitalized software costs are amortized over the estimated life of the product

(in most cases four years).
The amortization included in cost of software revenue was $702,000 and $401,000 for the first three months of 1997 and 1996, respectively.

Purchased Research and Development
----------------------------------
     The Company recorded a non-recurring expense of $5,500,000 in the first quarter of 1997 for purchased research and development expenses associated with the Eagle acquisition.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses decreased 12.7% to $2,174,000 in the first three months of 1997 from $2,489,000 in the same period of 1996. The decrease is primarily due to the Company's share of declining losses of Eagle recognized under the equity method of accounting and decreased legal fees. General and administrative expenses, as a percentage of revenue, decreased from 8.6% to 6.7% in the first quarters of 1996 and 1997, respectively.

Income (Loss) from Operations
-----------------------------
     Income from operations decreased from $561,000 in the first quarter of 1996 to a net loss of $4,025,000 in the first three months of 1997. Excluding the non-recurring costs associated with the first quarter Eagle acquisition, income from operations for the first quarter of 1997 increased 162.9% to $1,475,000. This increase in operating income primarily reflects a larger increase in first quarter revenues offset by a lesser increase in first quarter operating expenses from 1996 to 1997. Operating income
(loss) as a percentage of revenue decreased from 1.9% for the first three months of 1996 to (12.4%) for the first three months of 1997. Excluding the non-recurring cost of the Eagle acquisition, operating income as a percentage of revenue increased from 1.9% to 4.5% in the first quarters of 1996 and 1997, respectively.

Total Other Income
------------------
     Total other income increased 410.7% to $2,191,000 in the first quarter of 1997 from $429,000 in the same period of 1996. This increase is due primarily to a $1,493,000 gain on the sale of an investment in the first quarter of 1997 and an increase in interest income from the first quarter of 1996 to the first three months of 1997 due to a larger average cash balance.

Income Taxes
------------
     The provision for federal and state income taxes increased from $381,000 for the first quarter of 1996 to $1,411,000 for the first quarter of 1997, representing effective tax rates of 38.5% in both of those periods
(excluding the non-recurring costs of $5,500,000 in 1997 related to purchased research and development associated with the Eagle acquisition, which is not tax deductible.)

Net Income
----------
     Net income decreased from $609,000, or $0.04 per share, in the first quarter of 1996 to a net loss of $3,245,000, or $0.19 per share, in the same period in 1997. Exluding the after-tax effect of non-recurring items ($5,500,000 purchased research and development expense and $918,000 gain on the sale of an investment) in the first quarter of 1997, net income increased 119.5% to $1,337,000, or $0.08 per share, in that period.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through sales of equity securities, equipment financing leases and positive cash flow from operations. As of March 31, 1997, the Company had $60,536,000 of cash and marketable securities compared to $67,344,000 of cash and marketable securities as of December 31, 1996. These balances included $6,992,000 and $5,565,000 of non-current marketable securities in 1997 and 1996, respectively. The decline in cash and cash equivalents and marketable securities from
December 31, 1996 to March 31, 1997 is primarily due to the cash payment of $6,573,000 in connection with the Company's acquisition of Eagle and the $1,304,000 repayment of a foreign tax grant in the first quarter of 1997. Working capital as of March 31, 1997 was $50,389,000. As of March 31, 1997, the Company had $37,751,000 in current liabilities and $231,000 of commitments under long-term capital lease obligations.

     Based on its operating plan, the Company currently believes that its available cash and cash generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

     In February 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No.
128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, there would have been no material effect on reported earnings per share.

PART II        OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

           10.1 - Investment Agreement by and among the Company, Transitions Three, Limited
                    Partnership, Eagle Design Automation,
                    Inc., Gordon B. Hoffman and Geoffrey J.
                    Bunza, dated December 6, 1994.

           10.2 - Shareholders' Agreement by and among the Company, Transitions Three, Limited
                    Partnership, Eagle Design Automation,
                    Inc., Gordon B. Hoffman and Geoffrey J.
                    Bunza, dated December 6, 1994.

           10.3  -  Agreement by and among the Company, Eagle
                    Design Automation, Inc. ("Eagle"),
                    Transitions Three, Limited Partnership and certain of the shareholders of Eagle, dated as of December 17, 1996.

           10.4  -  Stock Purchase Agreement by and among the
                    Company, Eagle Design Automation, Inc.
                    ("Eagle") and all of the shareholders of Eagle, dated as of February 19, 1997.

           10.5 - Salary Continuation Agreement and Release between the Company and Alain Hanover.

           11    -  Statement Regarding Computation of Per
                    Share Earnings

           27    -  Financial Data Schedule

     (b)   Reports on Form 8-K

       On March 3, 1997, the Company filed a Current Report
       on Form 8-K (the "Form 8-K").    The Company
       reported, in Item 2 of the Form 8-K, the purchase of
       Eagle Design Automation, Inc. and included, pursuant
       to Item 7 of the Form 8-K, certain required
       exhibits.
                              11

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  May 13, 1997            Viewlogic Systems, Inc.
                                    -----------------------
                                    (Registrant)


                                    /s/ William J. Herman
                                    ---------------------
                                    William J. Herman, President,
                                    Chief Executive Officer and
                                    Director


                                    /s/ Ronald R. Benanto
     Date:  May 13, 1997            ---------------------
                                    Ronald R. Benanto, Senior
                                    Vice President of Finance,
                                    Chief Financial Officer
                                    and Treasurer

                   VIEWLOGIC SYSTEMS, INC.

                       EXHIBIT INDEX

     Exhibit                                              Page
     -------                                              ----

     10.1(1)   Investment Agreement by and among the       --
               Company, Transitions Three, Limited
               Partnership, Eagle Design Automation,
               Inc., Gordon B. Hoffman and Geoffrey
               J. Bunza, dated December 6, 1994.

     10.2(1)   Shareholders' Agreement by and among        --
               the Company, Transitions Three, Limited
               Partnership, Eagle Design Automation,
               Inc., Gordon B. Hoffman and Geoffrey
               J. Bunza, dated December 6, 1994.

     10.3(2)   Agreement by and among the Company,         --
               Eagle Design Automation, Inc. ("Eagle"),
               Transitions Three, Limited Partnership
               and certain of the shareholders of
               Eagle, dated as of December 17, 1996.

     10.4(2)   Stock Purchase Agreement by and among       --
               the Company, Eagle Design Automation,
               Inc. ("Eagle") and all of the
               shareholders of Eagle, dated as of
               February 19, 1997.

     10.5      Salary Continuation Agreement and           14
               Release between the Company and
               Alain Hanover.

     11        Statement Regarding Computation of          33
               Per Share Earnings

     27(3)     Financial Data Schedule                     --



     (1)  Incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1994.

     (2)  Incorporated herein by reference to the Company's
          Current Report on Form 8-K filed on March 5, 1997.

     (3)  In electronic version only.