Form 10-Q
period 1997-06-30
VIEWLOGIC SYSTEMS INC /DE/
filed 1997-08-14
CIK 880594

--------------------------------------------------------------
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549
                     -----------------
                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended       Commission file number
    JUNE 30, 1997                       0-19730
    -------------                       -------


                   VIEWLOGIC SYSTEMS, INC.
                   -----------------------
   (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                        04-2830649
          --------                        ----------
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)        Identification No.)

     293 BOSTON POST ROAD WEST
     MARLBORO, MASSACHUSETTS              01752-4615
     -----------------------              ----------
      (Address of Principal               (Zip Code)
        Executive Offices)

Registrant's Telephone Number, Including Area Code: (508) 480-0881

------------------------------------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X           NO
             -----------        ------------

     The number of shares outstanding of each of the issuer's classes of common stock, as of:

    DATE                   CLASS                OUTSTANDING SHARES
July 31, 1997    Common stock, $.01 par value       16,730,656

                   VIEWLOGIC SYSTEMS, INC.
                          FORM 10-Q
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                      TABLE OF CONTENTS

                                                        PAGE
                                                        ----
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Statements of           3
           Income for the Quarter and Six Months
           Ended June 30, 1997 and 1996

           Condensed Consolidated Balance Sheets          4
           as of June 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of           5
           Cash Flows for the Six Months Ended
           June 30, 1997 and 1996

           Notes to Condensed Consolidated                6
           Financial Statements

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS           8
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.



PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE                14
           OF SECURITY HOLDERS.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.              14

           SIGNATURES                                     15

PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)
                             (unaudited)

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                       -------------       ----------------
                                       1997     1996         1997     1996
                                       ----     ----         ----     ----
Revenue:
     Software                        $23,032   $20,116     $42,478   $37,566
     Services and other               14,578    12,371      27,703    23,733
                                     -------   -------     -------   -------
          Total revenue               37,610    32,487      70,181    61,299
                                     -------   -------     -------   -------
Costs and expenses:
     Cost of software                  2,992     2,798       5,626     5,122
     Cost of services and other        3,857     3,324       7,468     6,573
     Selling and marketing            15,103    13,938      29,822    27,954
     Research and development          7,968     6,817      15,926    12,990
     Purchased research and
        development                                          5,500
     General and administrative        2,561     2,715       4,735     5,204
                                     -------   -------     -------   -------
          Total operating expenses    32,481    29,592      69,077    57,843
                                     -------   -------     -------   -------
Income from operations                 5,129     2,895       1,104     3,456
                                     -------   -------     -------   -------
Other income:
       Interest income, net              596       454       1,129       839
       Other income (expense), net     1,057       (31)      2,715        13
                                     -------   -------     -------   -------
          Total other income           1,653       423       3,844       852
                                     -------   -------     -------   -------
Income before income taxes             6,782     3,318       4,948     4,308

Provision for income taxes             2,612     1,276       4,023     1,657
                                     -------   -------     -------   -------
Net income                            $4,170    $2,042        $925    $2,651
                                     =======   =======     =======   =======

Income per common share:
     Net income                        $0.23     $0.12       $0.05     $0.15
                                     =======   =======     =======   =======
Weighted average number of common
      and common equivalent shares
      outstanding                     17,746    17,601      17,594    17,254
                                     =======   =======     =======   =======

     See Notes to Condensed Consolidated Financial Statements.

          VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)

                                                 June 30,       December 31,
                                                   1997             1996
                                                ----------      -----------
                                                (unaudited)
Assets:
  Current assets:
     Cash and cash equivalents                    $41,972         $41,297
     Marketable securities                         18,309          20,482
     Accounts receivable (less allowance
       for doubtful accounts, $1,761 in
       1997 and $1,503 in 1996)                    29,935          32,507
     Prepaid expenses and other                     6,561           6,779
     Deferred income taxes                            302             302
                                                  -------         -------
        Total current assets                       97,079         101,367
                                                  -------         -------
  Marketable securities - non-current               7,291           5,565

  Property and equipment:
     Equipment                                     28,501          25,360
     Furniture and fixtures                         4,009           3,625
                                                  -------         -------
        Total                                      32,510          28,985
     Less accumulated depreciation                 17,105          15,236
                                                  -------         -------
        Property and equipment - net               15,405          13,749
                                                  -------         -------
  Other assets:
     Capitalized software costs - net               6,014           5,724
     Purchased technology - net                     2,780           2,261
     Goodwill - net                                 2,279           1,582
     Deposits and other                             1,257             961
                                                  -------         -------
        Total other assets                         12,330          10,528
                                                  -------         -------
        Total                                    $132,105        $131,209
                                                  =======         =======

Liabilities and stockholders' equity:

  Current liabilities:
     Current portion of capital lease
       obligations                                    $62             $32
     Accounts payable                               3,398           3,232
     Accrued compensation                           8,129          10,684
     Accrued expenses                               7,220           8,551
     Deferred revenue                              24,235          20,323
     Deferred income taxes                                          1,304
                                                  -------         -------
        Total current liabilities                  43,044          44,126
                                                  -------         -------

Deferred income taxes                               4,146           4,609
Capital lease obligations                             208

Stockholders' equity:
     Common stock, $.01 par value                     177             174
     Additional paid-in capital                    76,630          73,944
     Retained earnings                             19,339          18,414
     Unrealized holding gains, net of tax              32           1,470
     Cumulative translation adjustment               (903)           (960)
                                                  -------         -------
                                                   95,275          93,042
      Less: Treasury stock, at cost               (10,568)        (10,568)
                                                  -------         -------
        Total stockholders' equity                 84,707          82,474
                                                  -------         -------
        Total                                    $132,105        $131,209
                                                  =======         =======

       See Notes to Condensed Consolidated Financial Statements.

                  VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                  Six Months Ended June 30,
                                                  ------------------------
                                                      1997          1996
                                                      ----          ----
Cash flows from operating activities:
Net income                                            $925         $2,651
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Purchased research and development              5,500
     Depreciation                                    2,669          2,433
     Gain on sale of investment                     (2,431)
     Amortization of capitalized software and
         purchased technology                        1,859          1,418
     Amortization of goodwill                          210            116
     Change in assets and liabilities:
       Accounts receivable                           2,572          3,139
       Prepaid expense and other                       288         (1,189)
       Accounts payable                                164           (336)
       Accrued compensation                         (2,611)            33
       Accrued expenses                             (1,478)           737
       Deferred revenue                              3,312          2,664
                                                   -------        -------
          Net cash provided by operating
            activities                              10,979         11,666
                                                   -------        -------
Cash flows from investing activities:
     Purchase of marketable securities             (15,260)        (9,753)
     Proceeds from sale of marketable securities    15,837          8,507
     Expenditures for property and equipment        (3,863)        (3,174)
     Capitalized software costs                     (1,668)        (1,390)
     Decrease (increase) in deposits and other        (293)            84
     Purchase of Eagle Design Automation, Inc.
       net of cash                                  (6,573)
                                                   -------        -------
          Net cash used in investing activities    (11,820)        (5,726)
                                                   -------        -------
Cash flows from financing activities:
     Proceeds from issuance of common stock            904            743
     Proceeds from exercise of stock options         1,785          1,651
     Repurchase of common stock                                    (3,466)
     Principal payment of capital lease
       obligations                                     (58)           (48)
     Repayment of notes to former Silerity
       shareholders                                                (2,805)
     Repayment of foreign tax grant                 (1,304)
                                                   -------        -------
          Net cash provided by (used in)
            financing activities                     1,327         (3,925)
                                                   -------        -------
Effect of exchange rate changes on cash                189           (155)
                                                   -------        -------
Net increase in cash and cash equivalents              675          1,860

Cash and cash equivalents, beginning of the
  period                                            41,297         34,387
                                                   -------        -------
Cash and cash equivalents, end of the period       $41,972        $36,247
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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, basic and diluted earnings per share would have been $0.25 and $0.23, respectively, for the quarter ended June 30, 1997 and $0.12 and $0.12, respectively, for the quarter ended June 30, 1996. Basic and diluted earnings per share would have been $0.06 and $0.05, respectively, for the six months ended June 30, 1997 and would have been $0.16 and $0.15, respectively, for the six months ended June 30, 1996.

3.   New Accounting Pronouncements
     -----------------------------

     COMPREHENSIVE INCOME

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

     SEGMENTS OF AN ENTERPRISE

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
     Information," which establishes standards for the way that public companies report selected information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after
     December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

4.   Eagle Design Automation, Inc. Acquisition
     -----------------------------------------

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

     The unaudited consolidated results of operations on a pro forma basis as though the acquisition had occurred as of the beginning of the periods presented are as follows:

                                    Six months ended June 30,
                                    ------------------------
                                        1997          1996
                                        ----          ----
     Revenue                          $70,181       $61,299
     Net income                           512         1,695

     Net income per share             $  0.03       $  0.10

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

RESULTS OF OPERATIONS

     The Company's revenue and net income increased 15.8% and 104.2% to $37,610,000 and $4,170,000, respectively, for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. After excluding $938,000 pre-tax gains from the sale of an investment in the second quarter of 1997, net income was $3,593,000, which is a 76.0% increase over the same period last year. Revenue and net income increased 14.5% to $70,181,000 and decreased 65.1% to $925,000, respectively, for the six months ended June 30, 1997, both as compared to the same periods of the previous year. Excluding the non-recurring charge for in-process research and development of $5,500,000 associated with the first quarter 1997 acquisition of Eagle Design Automation, Inc. ("Eagle"), net income for the six months ended June 30, 1997 was $6,425,000. Excluding that non-recurring item and $2,431,000 pre-tax gains from the sales of an investment, net income for the six months ended June 30, 1997 was $4,930,000, which is an 86.0% increase over the first half of 1996. Operating income before the non-recurring item, as a percentage of revenue, was 13.6% and 9.4% for the quarter and six month periods ended June 30, 1997, as compared to 8.9% and 5.6% for the same periods in 1996. This increase in operating income as a percentage of revenue was mainly due to the larger increase in revenues over operating expenses in the second quarter and first six months of 1997.

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

                                   Quarter Ended       Six Months Ended
                                      June 30,             June 30,
                                   -------------       ----------------
                                   1997      1996       1997      1996
                                   ----      ----       ----      ----

Revenue:                          100.0%    100.0%     100.0%    100.0%
  Software                         61.2      61.9       60.5      61.3
  Services and other               38.8      38.1       39.5      38.7

Costs and expenses:
  Cost of software                  8.0       8.6        8.0       8.4
  Cost of services and other       10.2      10.2       10.6      10.7
  Selling and marketing            40.2      42.9       42.5      45.6
  Research and development         21.2      21.0       22.7      21.2
  Purchased research and
    development                                          7.8
  General and administrative        6.8       8.4        6.8       8.5
                                  -----     -----      -----     -----
     Total operating expenses      86.4      91.1       98.4      94.4
                                  -----     -----      -----     -----
Income  from operations            13.6       8.9        1.6       5.6
Total other income                  4.4       1.3        5.4       1.4
                                  -----     -----      -----     -----
Income before income taxes         18.0      10.2        7.0       7.0
Provision for income taxes          6.9       3.9        5.7       2.7
                                  -----     -----      -----     -----
Net income                         11.1%      6.3%       1.3%      4.3%
                                  =====     =====      =====     =====

Revenue
-------
     The Company's total revenue increased 15.8% to $37,610,000 in the second quarter of 1997 from $32,487,000 in the second quarter of 1996 and increased 14.5% to $70,181,000 in the first six months of 1997 from $61,299,000 in the first half of 1996. The quarter ended June 30, 1997 was the largest revenue quarter in the Company's history.
The increase in total revenue was primarily due to a 52.6% year to date increase in year-over-year revenues from the Company's ASIC verification solutions, including the Chronologic VCS(TM) simulator, Quad Motive(TM) timing analysis tool and Sunrise TestGen(TM) tool suite. For the first time in the Company's history, the ASIC product line accounted for more than 50% of total quarterly revenues. The growth in ASIC product sales was partially offset by a 14.9% decline in the Company's sales of its Systems product line, the slower growing Systems segment of the Electronic Design Automation ("EDA") market.

     Software product revenue increased 14.5% and 13.1% to $23,032,000 and $42,478,000 for the second quarter and first six months of 1997, respectively, up from $20,116,000 and $37,566,000 for the same periods in 1996. The Company's percentage of total revenue attributable to software product licenses was 61.2% and 60.5%, respectively, for the three months and six months ended June 30, 1997 compared to 61.9% and 61.3%, respectively, for the same periods in 1996. Services and other revenue increased 17.8% to $14,578,000 and 16.7% to $27,703,000 for the second quarter and first six months of 1997, respectively. These increases were due to the increase in maintenance and customer support revenue from a growing installed base of products, as well as increased consulting and customization services and training programs.

     International revenue, as a percentage of total revenue, decreased to 29.6% and increased to 33.6% for the second quarter and first six months of 1997, respectively, from 33.2% and 33.4%, respectively, for the same periods in 1996. The decrease for the second quarter was due primarily to a significant increase in domestic sales of the Company's
ASIC products from the first quarter of 1997. The increase for the six months ended June 30, 1997 was primarily due to strong sales in Europe, where revenues increased 39.6% from the first half of 1996 to the same period in 1997.

Cost of Revenue
---------------
     Cost of software revenue increased 6.9% and 9.8% to $2,992,000 and $5,626,000 for the three months and six months ended June 30, 1997, respectively, as compared to the same periods of the prior year. The increases in both periods were primarily due to increased royalty costs and amortization of capitalized software. These increases in cost of software revenue were offset by a larger increase in software revenue, which resulted in the decrease in cost of software as a percentage of software revenue from 13.9% and 13.6% in the second quarter and first half of 1996, respectively, to 13.0 % and 13.2% for the same periods in 1997.

     Cost of services and other revenue increased 16.0% to $3,857,000 and 13.6% to $7,468,000 in the quarter and six months ended June 30, 1997, respectively, as compared to the same periods of the prior year. The increases in both periods were due to higher personnel-related costs incurred in order to grow the Company's consulting business, partially offset by the absence in 1997 of subcontracting costs associated with a major outsourcing contract. These net increases in cost of services and other revenue were offset by a larger increase in service and other revenue, which resulted in the decrease in cost of services and other revenue as a percentage of services and other revenue from 26.9% and 27.7% in the second quarter and first half of 1996 to 26.5% and 27.0% for the same periods in 1997.

Selling and Marketing Expenses
------------------------------
     Selling and marketing expenses increased 8.4% and 6.7% to $15,103,000 and $29,822,000 for the three month and six month periods ended June 30, 1997, respectively, up from $13,938,000 and $27,954,000 for the same periods of 1996.
The increases in 1997 were primarily due to an increase in commission expense on higher revenues and the result of higher personnel-related costs due to an increase in the number of worldwide sales and marketing personnel from 282 in June 1996 to 290 in June 1997. Selling and marketing expenses, as a percentage of revenue, decreased from 42.9% and 45.6% in the second quarter and first six months of 1996 to 40.2% and 42.5% for the same periods of 1997. The reduction of selling and marketing expenses, as a percentage of revenue, results from increasing sales productivity requiring a smaller increase in selling costs needed to produce the Company's revenue growth.

Research and Development Expenses
---------------------------------
     Research and development costs increased 16.9% to $7,968,000 and 22.6% to $15,926,000 for the second quarter and six months ended June 30, 1997, respectively, as compared to the same periods of the prior year. The increases in research and development expenses for both periods primarily reflect higher personnel-related costs associated with the development of new products and enhancement of existing products, including the establishment of a research and development facility in India in the fourth quarter of 1996. The increase for the six months ended June 30, 1997 was also due the inclusion of research and development costs associated with the Eagle acquisition which closed during the first quarter of 1997. Research and development expenses as a percentage of revenues were 21.2% and 22.7% in the second quarter and first half of 1997, respectively, compared to 21.0% and 21.2% for the same period of 1996.

     The Company capitalized software development costs of $751,000 and $1,668,000 for the second quarter and first half of 1997, respectively, as compared to $684,000 and $1,391,000 for the corresponding periods of 1996 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represent 8.6% and 9.5% of total product development costs for the three month and six month periods ended June 30, 1997, respectively, as compared to 9.1% and 9.7% for the same periods of 1996. Capitalized software costs are amortized over the estimated life of the product (in most cases four years.) The amortization of software development costs included in cost of software revenue was $675,000 and $1,377,000 for the second quarter and first six months of 1997, respectively, compared to $578,000 and $980,000 for the same periods of 1996.

Purchased Research and Development Expenses
-------------------------------------------
     The Company recorded a non-recurring expense of $5,500,000 in the first quarter of 1997 for purchased research and development associated with the Eagle acquisition.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses decreased 5.7% and 9.0% to $2,561,000 and $4,735,000 for the second quarter and six months ended June 30, of 1997, respectively, as compared to $2,715,000 and $5,204,000 for the same periods of the previous year. The decreases in both periods were primarily due to the elimination of the Company's share of losses of Eagle which were required to be recognized under the equity method of accounting during 1996. General and administrative expenses as a percentage of revenue decreased from 8.4% and 8.5% in the second quarter and first half of 1996, respectively, to 6.8% in both of the same periods of 1997.

Income from Operations
----------------------
     Income from operations increased by 77.2% to $5,129,000 and decreased 68.1% to $1,104,000 for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. Excluding the non-recurring costs associated with the Eagle acquisition, income from operations for the six months ended June 30, 1997 increased 91.1% to $6,604,000. Both increases in operating income primarily reflect a larger increase in revenues offset by a lesser increase in operating expenses from 1996 to 1997. Income from operations as a percentage of revenue increased from 8.9% and 5.6% in the second quarter and first half of 1996, respectively, to 13.6% and 9.4% in the same periods of 1997, excluding the non-recurring costs associated with the Eagle acquisition.

Total Other Income
------------------
     Total other income increased 290.8% and 351.2% to $1,653,000 and $3,844,000 for the three month and six month periods ended June 30, 1997, respectively, from $423,000 and $852,000 for the same periods of 1996. These increases are primarily due to $938,000 and $2,431,000 gains from the sales of an investment in the second quarter and six months ended June 30, 1997, respectively. These increases were also due to the impact of foreign exchange gains and an increase in interest income due to larger cash balances in 1997 compared to 1996.

Income Taxes
------------
     The provision for federal and state income taxes increased 104.7% from $1,276,000 for the second quarter of 1996 to $2,612,000 for the second quarter of 1997, representing effective tax rates of 38.5% in both of those periods. For the six months ended June 30 1997, the provision was $4,023,000, a 142.8% increase from $1,657,000 in the same period of 1996, representing effective tax rates of 38.5% in both of those periods (excluding the non-recurring costs of $5,500,000 in 1997 related to the purchased research and development associated with the Eagle acquisition, which is not tax deductible.)

Net Income
----------
     Net income in the second quarter of 1997 was $4,170,000, or $0.23 per share, an increase of 104.2% from the $2,042,000, or $0.12 per share, net income earned in the second quarter of 1996. This includes $938,000, or $0.03 per share, gains on the sale of an investment in the second quarter of 1997. For the six months ended June 30, 1997 net income was $925,000, or $0.05 per share, a decrease of 65.1% from the $2,651,000, or $0.15 per share, net income earned in the same period of 1996. Excluding the after-tax effect of non-recurring items ($5,500,000 purchased research and development expense and $2,431,000 pre-tax gains on sales of an investment), net income increased 86.0% to $4,930,000, or $0.28 per share, for the six months ended June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through sales of equity securities, equipment financing leases and positive cash flow from operations. As of June 30, 1997, the Company had $67,572,000 of cash and marketable securities compared to $67,344,000 of cash and marketable securities as of December 31, 1996. These balances included $7,291,000 and $5,565,000 of non-current marketable securities in 1997 and 1996, respectively. Working capital as of June 30, 1997 was $54,035,000. As of June 30, 1997,
the Company had $43,044,000 in current liabilities and $208,000 of commitments under long-term capital lease obligations.

     Based on its operating plan, the Company currently believes that its available cash and cash generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, basic and diluted earnings per share would have been $0.25 and $0.23, respectively, for the quarter ended June 30, 1997 and $0.12 and $0.12, respectively, for the quarter ended June 30, 1996. Basic and diluted earnings per share would have been $0.06 and $0.05, respectively, for the six months ended June 30, 1997 and would have been $0.16 and $0.15, respectively, for the six months ended June 30, 1996.

     In June 1997, FASB issued SFAS No. 130, "Reporting
Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public companies report selected information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.
The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

PART II        OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on
     May 13, 1997, the following proposals were adopted by the vote specified below:

                                                                       Broker
Proposal                     For      Against   Abstain   Withheld   Non-Votes
--------                     ---      -------   -------   --------   ---------

1. Election of Directors:
   William J. Herman       14,400,303    N/A       N/A     36,589       1,000
   Allyn C. Woodward, Jr.  14,397,172    N/A       N/A     39,720       1,000

The term of office of the following Directors also continued after the meeting: Gregory T. George, Gordon B. Hoffman, Larry E. Reeder and
Gregory A. White.


2. Ratification of         14,398,020   9,527    29,345      N/A        1,000
   Deloitte & Touche
   LLP as independent
   auditors for the
   current fiscal year.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          11  -  Statement Regarding Computation of Per Share Earnings

          27  -  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1997        Viewlogic Systems, Inc.
                             -----------------------
                             (Registrant)


                        By:  /s/ William J. Herman
                             ---------------------
                             William J. Herman, President, Chief
                             Executive Officer and Director


Date: August 12, 1997   By:  /s/ Ronald R. Benanto
                             ---------------------
                             Ronald R. Benanto, Senior Vice
                             President of Finance, Chief Financial
                             Officer and Treasurer

                   VIEWLOGIC SYSTEMS, INC.
                        EXHIBIT INDEX

Exhibit                                                            Page
-------                                                            ----

  11     Statement Regarding Computation of Per Share Earnings      17

  27(1)  Financial Data Schedule                                    --


     (1)  In electronic version only.

                               16