Form 10-Q
period 1997-09-30
VIEWLOGIC SYSTEMS INC /DE/
filed 1997-10-29
CIK 880594

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended SEPTEMBER 30, 1997    Commission file number 0-19730
                           ------------------                           -------

                             VIEWLOGIC SYSTEMS, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                    04-2830649
                  --------                                    ----------
         (State or Other Jurisdiction of                    (IRS Employer
         Incorporation or Organization)                  Identification No.)

           293 BOSTON POST ROAD WEST
           MARLBORO, MASSACHUSETTS                      01752-4615
           -----------------------                      ----------
           (Address of Principal Executive Offices)     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (508) 480-0881


         --------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     X                     NO
            -----------                  -----------

         The number of shares outstanding of each of the issuer's classes of common stock, as of:

           DATE                         CLASS                 OUTSTANDING SHARES
    September 30, 1997       Common Stock, $.01 par value         17,078,760

                             VIEWLOGIC SYSTEMS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Statements of Income for the            3
           Quarter and Nine Months Ended September 30, 1997 and 1996

           Condensed Consolidated Balance Sheets as of                    4
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Cash Flows for            5
           the Nine Months Ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              9
           CONDITION AND RESULTS OF OPERATIONS.



PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                            15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                             15

           SIGNATURES                                                    16

PART I              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                    VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                      Quarter Ended          Nine Months Ended
                                      September 30,             September 30,
                                     ---------------        -------------------
                                     1997      1996            1997      1996
                                     ----      ----            ----      ----

Revenue:
       Software                    $24,103   $21,023         $66,581   $58,589
       Services and other           16,334    13,404          44,037    37,137
                                   --------  --------        --------  --------

            Total revenue           40,437    34,427         110,618    95,726
                                   --------  --------        --------  --------

Costs and expenses:
       Cost of software              2,713     2,943           8,339     8,065
       Cost of services and other    4,165     3,353          11,633     9,926
       Selling and marketing        16,116    14,406          45,938    42,360
       Research and development      8,308     7,081          24,234    20,071
       Purchased research and
         development                                           5,500
       General and administrative    3,037     3,374           7,772     8,578
                                   --------  --------        --------  --------

         Total operating expenses   34,339    31,157         103,416    89,000
                                   --------  --------        --------  --------

Income from operations               6,098     3,270           7,202     6,726
                                   --------  --------        --------  --------

Other income:
       Interest income, net            662       598           1,791     1,437
       Other income, net                 6     1,212           2,721     1,225
                                   --------  --------        --------  --------
            Total other income         668     1,810           4,512     2,662
                                   --------  --------        --------  --------

Income before income taxes           6,766     5,080          11,714     9,388

Provision for income taxes           2,605     1,956           6,628     3,613
                                   --------  --------        --------  --------

Net income                          $4,161    $3,124          $5,086    $5,775
                                   ========  ========        ========  ========


Income per common share:

Primary:
       Net income                    $0.23     $0.18            $0.29    $0.33
                                   ========  ========        ========  ========
       Weighted average number
         of common and common
         equivalent shares
         outstanding                18,321    17,403           17,805   17,250
                                   ========  ========        =========  =======

Fully diluted:
       Net income                    $0.22     $0.18            $0.27    $0.33
                                   ========  ========        =========  =======
       Weighted average number
         of common and common
         equivalent shares
         outstanding                19,060    17,403           18,841   17,259
                                   ========  ========        =========  =======

     See Notes to Condensed Consolidated Financial Statements.

                    VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)

                                                September 30,      December 31,
                                                    1997               1996
                                              ----------------   ---------------
Assets:
  Current assets:
     Cash and cash equivalents                     $48,136            $41,297
     Marketable securities                          23,924             20,482
     Accounts receivable (less allowance
       for doubtful accounts, $1,761 in
       1997 and $1,503 in 1996)                     31,081             32,507
     Prepaid expenses and other                      7,501              6,779
     Deferred income taxes                             302                302
                                               ------------       ------------
        Total current assets                       110,944            101,367
                                               ------------       ------------

  Marketable securities - non-current                6,226              5,565
                                               ------------       ------------
  Property and equipment:
     Equipment                                      29,677             25,360
     Furniture and fixtures                          4,035              3,625
                                               ------------       ------------
        Total                                       33,712             28,985
     Less accumulated depreciation                  18,336             15,236
                                               ------------       ------------
        Property and equipment - net                15,376             13,749
                                               ------------       ------------
  Other assets:
     Capitalized software costs - net                6,172              5,724
     Purchased technology - net                      2,857              2,261
     Goodwill - net                                  2,500              1,582
     Deposits and other                              1,422                961
                                               ------------       ------------
        Total other assets                          12,951             10,528
                                               ------------       ------------
        Total                                     $145,497           $131,209
                                               ============       ============

Liabilities and stockholders' equity:

  Current liabilities:
     Current portion of capital lease
       obligations                                     $56                $32
     Accounts payable                                4,539              3,232
     Accrued compensation                            9,271             10,684
     Accrued expenses                                9,189              8,551
     Deferred revenue                               25,132             20,323
     Deferred income taxes                                              1,304
                                               ------------       ------------
        Total current liabilities                   48,187             44,126
                                               ------------       ------------

Deferred income taxes                                4,153              4,609
Capital lease obligations                              195

Stockholders' equity:
     Common stock, $.01 par value                      181                174
     Additional paid-in capital                     80,651             73,944
     Retained earnings                              23,500             18,414
     Unrealized holding gains, net of tax               46              1,470
     Cumulative translation adjustment                (848)              (960)
                                               ------------       ------------
                                                   103,530             93,042
      Less: Treasury stock, at cost                (10,568)           (10,568)
                                               ------------       ------------
        Total stockholders' equity                  92,962             82,474
                                               ------------       ------------
        Total                                     $145,497           $131,209
                                               ============       ============

        See Notes to Condensed Consolidated Financial Statements.

                    VIEWLOGIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1997             1996
                                                       ----             ----
Cash flows from operating activities:
Net income                                            $5,086           $5,775
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Purchased research and development                5,500
     Depreciation                                      4,059            3,812
     Gain on sale of investment                       (2,431)          (1,173)
     Amortization of capitalized software
         and purchased technology                      2,818            2,210
     Amortization of goodwill                            321              175
     Change in assets and liabilities:
       Accounts receivable                             1,426            1,035
       Prepaid expense and other                        (678)          (3,184)
       Accounts payable                                1,305              255
       Accrued compensation                           (1,469)           1,597
       Accrued expenses                                  491            3,285
       Deferred revenue                                4,209            2,539
                                                -------------     ------------
          Net cash provided by operating
             activities                               20,637           16,326
                                                -------------     ------------
Cash flows from investing activities:
     Purchase of marketable securities               (26,720)         (17,674)
     Proceeds from sale of marketable
        securities                                    22,768           17,090
     Expenditures for property and equipment          (5,266)          (5,336)
     Capitalized software costs                       (2,527)          (2,075)
     Purchased technology                               (335)
     Decrease (increase) in deposits and other          (458)              83
     Purchase of Eagle Design Automation, Inc.,
        net of cash                                   (6,573)
     Purchase of Silerity, Inc., net of cash            (306)
                                                -------------     ------------
          Net cash used in investing activities      (19,417)          (7,912)
                                                -------------     ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock            1,970            1,533
     Proceeds from exercise of stock options           4,744            1,793
     Repurchase of common stock                                        (3,466)
     Principal payment of capital lease
        obligations                                      (77)             (70)
     Repayment of notes to former
        Silerity shareholders                                          (2,805)
     Repayment of foreign tax grant                   (1,304)
                                                -------------     ------------
          Net cash provided by (used in)
             financing activities                      5,333           (3,015)
                                                -------------     ------------
Effect of exchange rate changes on cash                  286              151
                                                -------------     ------------
Net increase in cash and cash equivalents              6,839            5,550

Cash and cash equivalents, beginning of
     the period                                       41,297           34,387
                                                -------------     ------------
Cash and cash equivalents, end of the period         $48,136          $39,937
                                                =============     ============

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

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, basic and diluted earnings per share would have been $0.25 and $0.23, respectively, for the quarter ended September 30, 1997 and $0.19 and $0.18, respectively, for the quarter ended September 30, 1996. Basic and diluted earnings per share would have been $0.31 and $0.29, respectively, for the nine months ended
         September 30, 1997 and $0.35 and $0.33, respectively, for the nine months ended September 30, 1996.

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

         The unaudited consolidated results of operations on a pro forma basis as though the acquisition had occurred as of the beginning of the periods presented are as follows:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1997              1996
                                                       ----              ----
         Revenue                                     $110,618          $95,726
         Net income                                     4,673            4,345

         Net income per share - primary              $   0.26          $  0.25
         Net income per share - fully diluted        $   0.25          $  0.25

         The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Eagle acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

5.       Legal Proceedings
         -----------------

         On or about April 25, 1997, Deutsch Technology Research ("Deutsch") filed a Demand for Arbitration under the Commercial Arbitration Rules of the American Arbitration Association pursuant to the terms of the OEM Agreement dated June 16, 1993 between Deutsch and the Company (the "OEM Agreement"). Under the terms of the OEM Agreement, the arbitration must be held in San Jose, California before a single arbitrator. The arbitration is scheduled to begin on November 3, 1997. The Demand for Arbitration alleges infringement of copyright, misappropriation of trade secrets and failure to pay royalties and other sums under the OEM Agreement. Recently, Deutsch's accountants, hired in connection with this dispute, submitted a report stating that, based on assumptions provided by Deutsch, royalties in excess of $53,000 are due. The Company denies these allegations, disputes the assumptions on which the accountants' report is based and intends to defend these claims vigorously. The Company has also asserted counterclaims in this arbitration seeking damages in excess of $500. The ultimate outcome of this matter is not determinable, and an adverse outcome could have a material adverse effect on the Company's financial position and results of operations.

6.       Proposed Merger with Synopsys, Inc.
         -----------------------------------

         On October 14, 1997, the Company entered into the Agreement and Plan of Merger by and among the Company, Synopsys, Inc. ("Synopsys") and Post Acquisition Corp. ("Sub"), whereby Sub will be merged with and into Viewlogic (the "Merger") and, among other things, Viewlogic will survive the Merger and become a wholly-owned subsidiary of Synopsys. In connection with the Merger, (1) each share of Viewlogic Common Stock issued and outstanding at the effective time of the Merger will be converted into 0.6521 (the "Exchange Ratio") of a share of Synopsys Common Stock and (2) each stock option to purchase shares of Viewlogic Common Stock will be assumed by Synopsys and converted into an option to purchase Synopsys Common Stock based upon the Exchange Ratio. Consummation of the Merger is subject to customary conditions to closing including the approval of the stockholders of Viewlogic and the stockholders of Synopsys and certain regulatory approvals. The Merger is intended to be treated as a pooling of interests for accounting purposes and is intended to qualify as a tax-free reorganization for federal income tax purposes.

7.       Radiant Design Tools, Inc. Acquisition
         --------------------------------------

         On October 22, 1997, the Company purchased all of the capital stock of Radiant Design Tools, Inc. ("Radiant"). Pursuant to the terms of the purchase, the Company paid the sole shareholder of Radiant $1,000. The Company is also required to pay that shareholder an additional $500 on or before April 22, 1998, and up to an additional $3,500 based on future sales of certain of the Company's products.

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

PROPOSED MERGER WITH SYNOPSYS, INC.

         On October 14, 1997, the Company entered into the Agreement and Plan of Merger by and among the Company, Synopsys, Inc. ("Synopsys") and Post Acquisition Corp. ("Sub"), whereby Sub will be merged with and into Viewlogic (the "Merger") and, among other things, Viewlogic will survive the Merger and become a wholly-owned subsidiary of Synopsys. In connection with the Merger, (1) each share of Viewlogic Common Stock issued and outstanding at the effective time of the Merger will be converted into 0.6521 (the "Exchange Ratio") of a share of Synopsys Common Stock and (2) each stock option to purchase shares of Viewlogic Common Stock will be assumed by Synopsys and converted into an option to purchase Synopsys Common Stock based upon the Exchange Ratio. Consummation of the Merger is subject to customary conditions to closing including the approval of the stockholders of Viewlogic and the stockholders of Synopsys and certain regulatory approvals. The Merger is intended to be treated as a pooling of interests for accounting purposes and is intended to qualify as a tax-free reorganization for federal income tax purposes.

RESULTS OF OPERATIONS

         The Company's revenue and net income increased 17.5% and 33.2% to $40,437,000 and $4,161,000, respectively, for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. Net income increased 73.2% from the third quarter of 1996 to the same period in 1997 after excluding $1,173,000 pre-tax gains from the sale of an investment in the third quarter of 1996. Revenue increased 15.6% to $110,618,000 and net income decreased 11.9% to $5,086,000 for the nine months ended September 30, 1997, both as compared to the same period of the previous year. Excluding the non-recurring charge for in-process research and development of $5,500,000 associated with the first quarter 1997 acquisition of Eagle Design Automation, Inc. ("Eagle") and $2,431,000 pre-tax gains from the sales of an investment in 1997, net income for the nine months ended September 30, 1997 was $9,091,000, or $0.51 per share. This represents a 79.9% increase over the $5,054,000 net income in the first nine months of 1996, excluding $1,173,000 pre-tax gains from the sales of an investment in 1996. Operating income before the non-recurring item, as a percentage of revenue, was 15.1% and 11.5% for the quarter and nine month periods ended September 30, 1997, as compared to 9.5% and 7.0% for the same periods in 1996. These increases in operating income as a percentage of revenue were mainly due to the larger increase in revenues over operating expenses in the third quarter and first nine months of 1997.

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

                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                    -------------         -----------------
                                    1997      1996          1997      1996
                                    ----      ----          ----      ----
Revenue:                           100.0%    100.0%         100.0%   100.0%
  Software                          59.6      61.1           60.2     61.2
  Services and other                40.4      38.9           39.8     38.8

Costs and expenses:
  Cost of software                   6.7       8.5            7.6      8.4
  Cost of services and other        10.3       9.7           10.5     10.4
  Selling and marketing             39.9      41.9           41.5     44.2
  Research and development          20.5      20.6           21.9     21.0
  Purchased research and
    development                                               5.0
  General and administrative         7.5       9.8            7.0      9.0
                                   -----     -----          -----    -----
    Total operating expenses        84.9      90.5           93.5     93.0
                                   -----     -----          -----    -----

Income from operations              15.1       9.5            6.5      7.0
Total other income                   1.6       5.3            4.1      2.8
                                   -----     -----          -----    -----
Income  before income taxes         16.7      14.8           10.6      9.8
Provision for income taxes           6.4       5.7            6.0      3.8
                                   -----     -----          -----    -----
Net income                          10.3%      9.1%           4.6%     6.0%
                                   =====     =====          =====    =====

Revenue
-------

         The Company's total revenue increased 17.5% to $40,437,000 in the third quarter of 1997 from $34,427,000 in the third quarter of 1996 and increased 15.6% to $110,618,000 in the first nine months of 1997 from $95,726,000 in the first nine months of 1996. The increase in total revenue was primarily due to a 54.2% year-over-year increase in revenues from the Company's ASIC verification solutions, including the Chronologic VCS(TM) simulator, Quad Motive(TM) timing analysis tool and Sunrise TestGen(TM) tool suite. The ASIC product line accounted for 60.0% of the Company's total third quarter 1997 revenues. The growth in ASIC product sales was partially offset by a 14.8% decline in the Company's sales of its Systems product line. The Systems segment of the Electronic Design Automation ("EDA") market is the slower growing segment of that market.

         Software product revenue increased 14.7% and 13.6% to $24,103,000 and $66,581,000 for the third quarter and first nine months of 1997, respectively, up from $21,023,000 and $58,589,000 for the same periods in 1996. The Company's percentage of total revenue attributable to software product licenses was 59.6% and 60.2%, respectively, for the three months and nine months ended September 30, 1997 compared to 61.1% and 61.2%, respectively, for the same periods in 1996. Services and other revenue increased 21.9% to $16,334,000 and 18.6% to $44,037,000 for the third quarter and first nine months of 1997, respectively. These increases were due to the increase in maintenance and customer support revenue from a growing installed base of products, as well as increased consulting and customization services and training programs.

         International revenue, as a percentage of total revenue, increased to 44.6% and 37.7% for the third quarter and first nine months of 1997, respectively, from 37.5% and 34.9%, respectively, for the same periods in 1996. The increase for the quarter was due primarily to a significant sale to a major customer in Canada in the third quarter of 1997. The increase for the nine months ended September 30,
                                       10

1997 was primarily due to strong sales in Europe, where revenues increased 35.6% from the first nine months of 1996.

Cost of Revenue
---------------

         Cost of software revenue decreased 7.8% and increased 3.4% to $2,713,000 and $8,339,000 for the three months and nine months ended September 30, 1997, respectively, as compared to the same periods of the prior year. The decrease in the third quarter was due primarily to decreased royalty costs. The increase for the nine month period was primarily due to increased amortization of capitalized software and purchased research and development, offset by decreased royalty costs. Cost of software as a percentage of software revenue decreased from 14.0% and 13.8% in the third quarter and first nine months of 1996, respectively, to 11.3 % and 12.5% for the same periods in 1997.

         Cost of services and other revenue increased 24.2% to $4,165,000 and 17.2% to $11,633,000 in the quarter and nine months ended September 30, 1997, respectively, as compared to the same periods of the prior year. The increases in both periods were due to higher personnel-related costs incurred in order to grow the Company's consulting business, partially offset by the absence in 1997 of subcontracting costs associated with a major outsourcing contract. Cost of services and other revenue as a percentage of services and other revenue were 25.5% and 26.4% in the third quarter and first nine months of 1997 as compared to 25.0% and 26.7% for the same periods in 1996.

Selling and Marketing Expenses
------------------------------

         Selling and marketing expenses increased 11.9% and 8.4% to $16,116,000 and $45,938,000 for the three month and nine month periods ended September 30, 1997, respectively, up from $14,406,000 and $42,360,000 for the same periods of 1996. The increases in 1997 were primarily due to an increase in commission expense on higher revenues and the result of higher personnel-related costs due to an increase in the number of worldwide sales and marketing personnel from 271 in September 1996 to 298 in September 1997. Selling and marketing expenses, as a percentage of revenue, decreased from 41.9% and 44.2% in the third quarter and first nine months of 1996 to 39.9% and 41.5% for the same periods of 1997. The reduction of selling and marketing expenses, as a percentage of revenue, results from increasing productivity of the Company's sales force.

Research and Development Expenses
---------------------------------

         Research and development costs increased 17.3% to $8,308,000 and 20.7% to $24,234,000 for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same periods of the prior year. The increases in research and development expenses for both periods primarily reflect higher personnel-related costs associated with the development of new products and enhancement of existing products, including the establishment of a research and development facility in India in the fourth quarter of 1996. The increase for the nine months ended September 30, 1997 was also due the inclusion of research and development costs associated with the Eagle acquisition which closed during the first quarter of 1997. Research and development expenses as a percentage of revenues were 20.5% and 21.9% in the third quarter and first nine months of 1997, respectively, compared to 20.6% and 21.0% for the same period of 1996.

         The Company capitalized software development costs of $859,000 and $2,527,000 for the third quarter and first nine months of 1997, respectively, as compared to $685,000 and $2,075,000 for the corresponding periods of 1996 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represent 9.4% of total product development costs for both the three month and nine month periods ended September 30, 1997, respectively, as compared to 8.8% and 9.4 % for the same periods of 1996. Capitalized software costs are amortized over the estimated life of the product (in most cases four years.) The amortization of software development costs included in cost of software revenue was $702,000 and $2,079,000 for the third quarter and first nine months of 1997, respectively, compared to $578,000 and $1,558,000 for the same periods of 1996.

Purchased Research and Development Expenses
-------------------------------------------

         The Company recorded a non-recurring expense of $5,500,000 in the first quarter of 1997 for purchased research and development associated with the Eagle acquisition.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses decreased 10.0% and 9.4% to $3,037,000 and $7,772,000 for the third quarter and nine months ended September 30, 1997, respectively, as compared to $3,374,000 and $8,578,000 for the same periods of the previous year. The decrease in both periods was primarily due to the elimination of the Company's share of losses of Eagle which was recognized under the equity method of accounting during 1996. General and administrative expenses as a percentage of revenue decreased from 9.8% and 9.0% in the third quarter and first nine months of 1996, respectively, to 7.5% and 7.0% in the same periods of 1997.

Income from Operations
----------------------

         Income from operations increased by 86.5% and 7.1% to $6,098,000 and $7,202,000 for the three months and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. Excluding the non-recurring costs associated with the Eagle acquisition, income from operations for the nine months ended September 30, 1997 increased 88.8% to $12,702,000. Both increases in operating income primarily reflect a larger increase in revenues offset by a lesser increase in operating expenses from 1996 to 1997. Income from operations as a percentage of revenue increased from 9.5% and 7.0% in the third quarter and first nine months of 1996, respectively, to 15.1% and 11.5% in the same periods of 1997, excluding the non-recurring costs associated with the Eagle acquisition.

Total Other Income
------------------

         Total other income decreased 63.1% to $668,000 and increased 69.5% to $4,512,000 for the three month and nine month periods ended September 30, 1997, respectively, from $1,810,000 and $2,662,000 for the same periods of 1996. The decrease from the third quarter of 1996 to the same period in 1997 is primarily due to the inclusion of $1,173,000 pre-tax gains from the sale of an investment in the third quarter of 1996, offset by an increase in interest income in the third quarter of 1997 due to larger cash balances in 1997 compared to 1996. The increase from the first nine months of 1996 to the same period in 1997 is primarily due to a larger gain on the sale of an investment in 1997 than in 1996, the impact of foreign exchange gains and an increase in interest income on higher cash balances.

Income Taxes
------------

         The provision for federal and state income taxes increased 33.2% from $1,956,000 for the third quarter of 1996 to $2,605,000 for the third quarter of 1997, representing effective tax rates of 38.5% in both of those periods. For the nine months ended September 30 1997, the provision was $6,628,000, an 83.4% increase from $3,613,000 in the same period of 1996, representing effective tax rates of 38.5% in both of those periods (excluding the non-recurring costs of $5,500,000 in 1997 related to the purchased research and development associated with the Eagle acquisition, which is not tax deductible).

Net Income
----------

         Net income in the third quarter of 1997 was $4,161,000, or $0.23 per share, an increase of 73.2% from the $2,403,000, or $0.14 per share, net income earned in the third quarter of 1996, excluding $1,173,000 pre-tax gains from the sale of an investment in the third quarter of 1996. For the nine months ended September 30, 1997 net income was $5,086,000, or $0.29 per share, a decrease of 11.9% from the $5,775,000, or $0.33 per share, net income earned in the same period of 1996. Excluding the after-tax effect of non-recurring items ($5,500,000 purchased research and development expense and $2,431,000 pre-tax gains on the sale of an investment, both in 1997, and $1,173,000 pre-tax gains on the sale of an investment in 1996), net income increased 79.9% from $5,054,000, or $0.29 per share, for the nine months ended September 30, 1996 to $9,091,000, or $0.51 per share, for the same period of 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through sales of equity securities, equipment financing leases and positive cash flow from operations. As of September 30, 1997, the Company had $78,286,000 of cash and marketable securities compared to $67,344,000 of cash and marketable securities as of December 31, 1996. These balances included $6,226,000 and $5,565,000 of non-current marketable securities in 1997 and 1996, respectively. Working capital as of September 30, 1997 was $62,757,000. As of September 30, 1997, the Company had $48,187,000 in current liabilities and $195,000 of commitments under long-term capital lease obligations.

         Based on its operating plan, the Company currently believes that its available cash and cash generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

         On October 22, 1997, the Company purchased all of the capital stock of Radiant Design Tools, Inc. ("Radiant"). Pursuant to the terms of the purchase, the Company paid the sole shareholder of Radiant $1,000,000. The Company is also required to pay that shareholder an additional $500,000 on or before April 22, 1998, and up to an additional of $3,500,000 based on future sales of certain of the Company's products.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which will become effective for the Company for annual and interim reporting periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a basic earnings per share (which excludes dilution) and a diluted earnings per share. Had SFAS No. 128 been used for the periods presented, basic and diluted earnings per share would have been $0.25 and $0.23, respectively, for the quarter ended September 30, 1997 and $0.19 and $0.18, respectively, for the quarter ended September 30, 1996. Basic and diluted earnings per share would have been $0.31 and $0.29, respectively, for the nine months ended September 30, 1997 and $0.35 and $0.33, respectively, for the nine months ended September 30, 1996.

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

PART II           OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         On or about April 25, 1997, Deutsch Technology Research ("Deutsch") filed a Demand for Arbitration under the Commercial Arbitration Rules of the American Arbitration Association pursuant to the terms of the OEM Agreement dated June 16, 1993 between Deutsch and the Company (the "OEM Agreement"). Under the terms of the OEM Agreement, the arbitration must be held in San Jose, California before a single arbitrator. The arbitration is scheduled to begin on November 3, 1997. The Demand for Arbitration alleges infringement of copyright, misappropriation of trade secrets and failure to pay royalties and other sums under the OEM Agreement. Recently, Deutsch's accountants, hired in connection with this dispute, submitted a report stating that, based on assumptions provided by Deutsch, royalties in excess of $53,000,000 are due. The Company denies these allegations, disputes the assumptions on which the accountants' report is based and intends to defend these claims vigorously. The Company has also asserted counterclaims in this arbitration seeking damages in excess of $500,000. The ultimate outcome of this matter is not determinable, and an adverse outcome could have a material adverse effect on the Company's financial position and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 10.1 -  Merger Agreement between the Company and Synopsys, Inc.
                         and the other agreements referenced therein

                 10.2 - Retention Agreement dated July 1, 1997 between the Company and each of its executive officers

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


         Date: October 29, 1997             Viewlogic Systems, Inc.
                                            -----------------------
                                            (Registrant)



                                        By: /s/ William J. Herman
                                            ---------------------
                                            William J. Herman, President, Chief
                                            Executive Officer and Director



         Date: October 29, 1997         By: /s/ Ronald R. Benanto
                                            ---------------------
                                            Ronald R. Benanto, Senior Vice
                                            President of Finance, Chief
                                            Financial Officer and Treasurer

                             VIEWLOGIC SYSTEMS, INC.
                                  EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----

10.1(1)    Merger Agreement between the Company and Synopsys, Inc.         --
           and the other agreements referenced therein

10.2       Retention Agreement dated July 1, 1997 between the Company      18
           and each of its executive officers

11         Statement Regarding Computation of Per Share Earnings           42

27(2)      Financial Data Schedule                                         --



(1)      Incorporated herein by reference to the Synopsys, Inc.
         Registration Statement on Form S-4 as filed with The
         Securities and Exchange Commission on October 29, 1997.

(2)      In electronic version only.